Form 10-Q
period 1998-09-30
CENTURY MAINTENANCE SUPPLY INC
filed 1998-11-13
CIK 1068617

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD FROM __________ TO __________

                       COMMISSION FILE NUMBER -333-62635

                              -------------------

                        CENTURY MAINTENANCE SUPPLY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          DELAWARE                                             76-0542935
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

     9100 WINKLER DRIVE                                          77017
       HOUSTON, TEXAS                                         (Zip Code)
(Address of Principal Executive Offices)

                                (713) 947-6703
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report).


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [_] No [_]  (Not applicable at this time)

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [_] No [_]

     The number of shares of Common Stock, $.001 par value, outstanding (the only class of common stock of the Company outstanding) was 12,443,147 on November 13, 1998.

               CENTURY MAINTENANCE SUPPLY, INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS


                                                                                              PAGE
                                                                                              ----

PART I.           FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements of Century Maintenance Supply, Inc.
          (Unaudited)

          Consolidated Balance Sheets as of September 30, 1998 and December
          31, 1997...............................................................................  2

          Consolidated Statements of Operations for the Three Months Ended
          September 30, 1998 and September 30, 1997 and for the Nine Months Ended
          September 30, 1998 and September 30, 1997..............................................  4

          Consolidated Statement of Changes in Stockholders' Equity for the Nine Months
          Ended September 30, 1998...............................................................  5

          Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 1998 and September 30, 1997..............................................  6

          Notes to Consolidated Financial Statements.............................................  7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.. 12

          Risk Factors........................................................................... 18

Item 3.   Quantitative and Qualitative Disclosures About Market Risks............................ 20

PART II.          OTHER INFORMATION

Item 1.   Legal Proceedings...................................................................... 21
Item 2.   Changes in Securities.................................................................. 21
Item 3.   Defaults Upon Senior Securities........................................................ 21
Item 4.   Submission of Matters to a Vote of Security Holders.................................... 21
Item 5.   Other Information...................................................................... 21
Item 6.   Exhibits and Reports on Form 8-K....................................................... 21

SIGNATURE........................................................................................ 22

                        Century Maintenance Supply, Inc.

                          Consolidated Balance Sheets
                                 (In Thousands)

                                               DECEMBER 31    SEPTEMBER 30
                                                   1997           1998
                                              -------------  --------------
                                                               (Unaudited)
ASSETS
Current assets:
  Cash..........................................   $ 6,599         $ 3,423
  Accounts receivable:
    Trade, net..................................    14,955          25,885
    Related parties.............................     1,496              43
  Inventory, net................................    23,900          32,537
  Deferred income taxes.........................       857             857
  Deferred financing cost.......................        --             755
  Prepaid expenses and other current assets.....       636           1,499
                                                   -------         -------
Total current assets............................    48,443          64,999

Goodwill, net...................................     5,687           5,443
Other assets....................................       551             547
Deferred financing cost.........................        --           3,626
Property and equipment, net.....................     5,104           5,645
Less accumulated depreciation...................    (2,531)         (3,000)
                                                   -------         -------
Net property and equipment......................     2,573           2,645
                                                   -------         -------

Total assets....................................   $57,254         $77,260
                                                   =======         =======

                        Century Maintenance Supply, Inc.

                       (In Thousands, except share data)

                                                                                DECEMBER 31   SEPTEMBER 30
                                                                                   1997           1998
                                                                              -------------  ------------
                                                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Trade accounts payable....................................................      $  7,361      $  13,698
  Note payable..............................................................         8,800             --
  Income taxes payable......................................................         1,994          1,207
  Accrued expenses..........................................................         3,001          6,360
  Current portion of long-term debt.........................................           159          4,600
  Current portion of long-term debt--related parties........................         1,510             --
  Dividends payable.........................................................            --          1,211
                                                                                  --------      ---------
Total current liabilities...................................................        22,825         27,076

Long-term debt, less current portion........................................           475         95,250
Long-term debt--related parties.............................................         8,054             --
Deferred income taxes.......................................................           332            332

Redeemable, exchangeable preferred stock, $100 par value:
  Authorized shares--2,000,000;
    Shares issued and outstanding--400,000 at
         September 30, 1998.................................................            --         37,251

Stockholders' equity (deficit):
  Common stock, $0.001 par value:
    Authorized shares--15,000,000;
        Shares issued and outstanding--10,000,000 and
            12,443,147 at December 31, 1997 and
            September 30, 1998, respectively................................            10             12
    Additional paid-in capital..............................................        11,918         70,760
    Treasury stock, at cost.................................................            --           (500)
    Retained earnings (deficit).............................................        13,640       (152,921)
                                                                                  --------      ---------
Total stockholders' equity (deficit)........................................        25,568        (82,649)
                                                                                  --------      ---------
Total liabilities and stockholders' equity (deficit)........................      $ 57,254      $  77,260
                                                                                  ========      =========

See accompanying notes.

                        Century Maintenance Supply, Inc.

                     Consolidated Statements of Operations
                                 (In Thousands)

                                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                  SEPTEMBER 30              SEPTEMBER 30
                                                                1997       1998           1997      1998
                                                            ----------------------      -------------------
                                                                (Unaudited)                 (Unaudited)

Net sales.................................................   $48,424      $59,975     $107,185       $154,157
Cost of goods sold........................................    35,142       43,759       77,610        112,357
                                                             -------      -------     --------       --------
Gross profit..............................................    13,282       16,216       29,575         41,800

Selling, general, and administrative expenses.............     6,462        7,909       15,559         22,091
Recapitalization expenses.................................        --        8,702           --          8,702
Stock-based compensation charge...........................       626        4,092        6,969          4,092
                                                             -------      -------     --------       --------
Operating income..........................................     6,194       (4,487)       7,047          6,915

Interest expense..........................................       386        2,244          709          2,963
                                                             -------      -------     --------       --------
Income before income taxes and minority interest..........     5,808       (6,731)       6,338          3,952

Provision for income taxes................................     2,450          236        4,589          4,381
                                                             -------      -------     --------       --------
(Loss) income before minority interest....................     3,358       (6,967)       1,749           (429)

Minority interest in earnings of subsidiaries.............        --           --          848             --
                                                             -------      -------     --------       --------
Net (loss) income.........................................   $ 3,358      $(6,967)    $    901       $   (429)
                                                             =======      =======     ========       ========

Pro forma information (unaudited)
   Historical income before income taxes and minority.....                            $  6,338
       interest
   Pro forma provision for income taxes
       (unaudited)........................................                               4,883
                                                                                      --------
   Pro forma loss before minority interest
      (unaudited).........................................                               1,455
   Minority interest in earnings of subsidiaries..........                                 848
                                                                                      --------
   Pro forma net loss (unaudited).........................                            $    607
                                                                                      ========

See accompanying notes.

                        Century Maintenance Supply, Inc.

Consolidated Statement of Changes in Stockholders' Equity (Deficit) (Unaudited)
                       (In Thousands, except share data)

                                                                                                                  TOTAL
                                              NUMBER OF               ADDITIONAL                 RETAINED      STOCKHOLDERS'
                                               SHARES       COMMON     PAID-IN      TREASURY     EARNINGS         EQUITY
                                            OUTSTANDING    STOCK       CAPITAL      STOCK       (DEFICIT)       (DEFICIT)
                                       ----------------  ---------  -----------  ----------- --------------  ---------------
Balances at
  December 31, 1997.......................  10,000,000       $10       $11,918    $     --      $ 13,640         $  25,568
Purchase of treasury
 stock, at cost...........................          --        --            --        (500)           --              (500)
Proceeds from sale of.....................   2,969,820         3        68,324          --            --            68,327
 common stock
Purchase of common  stock as part of......  (7,561,355)       (8)       (9,088)         --      (164,868)         (173,964)
 recapitalization
Split of common stock.....................   7,034,682         7            (7)         --            --                --
 2.30068 to 1
Purchase of common
 stock options............................          --        --          (387)         --            --              (387)
Preferred dividends
 accrued..................................          --        --            --          --        (1,264)           (1,264)
Net loss..................................          --        --            --          --          (429)             (429)
                                            ----------     -----       -------       -----     ---------         ---------
Balances at
 September 30, 1998.......................  12,443,147       $12       $70,760       $(500)    $(152,921)        $ (82,649)
                                            ==========     =====       =======       =====     =========         =========

See accompanying notes.

                        Century Maintenance Supply, Inc.

                     Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                    1997
                                                                                             1998
                                                                               ----------------------------
                                                                                         (Unaudited)
OPERATING ACTIVITIES
Net income (loss)............................................................        $   901      $    (429)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities:
 Non-cash compensation expense related to stock transactions.................          6,969             --
 Deferred income tax benefit.................................................           (190)            --
 Depreciation and amortization...............................................            532            703
 Bad debt expense............................................................            101            292
 Loss on sale of property and equipment......................................             13             --
 Minority interest in earnings...............................................            848             --
 Changes in operating assets and liabilities:
    Accounts receivable......................................................         (7,713)        (9,787)
    Inventory................................................................         (4,643)        (8,637)
    Prepaid expenses and other assets........................................           (257)        (5,240)
    Accounts payable.........................................................          3,466          6,337
    Accrued expenses.........................................................            665          3,359
    Income taxes payable.....................................................            (53)          (787)
                                                                                    --------      ---------
Net cash provided by (used in) operating activities..........................            639        (14,189)

INVESTING ACTIVITIES
Purchases of property and equipment..........................................         (1,327)          (780)
Cash paid for acquisition, net...............................................         (8,740)            --
Proceeds from sale of property and equipment.................................            712            100
                                                                                    --------      ---------
Net cash used in investing activities........................................         (9,355)          (680)

FINANCING ACTIVITIES
Net borrowings (repayments) under revolving line of credit...................          5,934         (8,800)
Proceeds from long-term debt.................................................          5,755        100,000
Repayments of long-term debt.................................................         (1,042)       (10,197)
Purchase of stock options, net of compensation expense.......................             --           (387)
Sale of common stock.........................................................             --         68,326
Sale of preferred stock, net.................................................             --         37,215
Purchase of treasury stock, at cost..........................................             --       (174,464)
Capital contributions........................................................            346             --
                                                                                    --------      ---------
Net cash provided by financing activities....................................         10,993         11,693
                                                                                    --------      ---------
Net increase (decrease) in cash..............................................          2,277         (3,176)
Cash at beginning of period..................................................          4,924          6,599
Cash at end of period........................................................        $ 7,201      $   3,423
                                                                                     =======      =========

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

Century Maintenance Supply, Inc. (the "Company"), distributes general maintenance supplies and air conditioning and heating equipment and parts to apartment complexes throughout the United States.

The consolidated financial statements include the accounts of Century Maintenance Supply, Inc., and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company's consolidated balance sheet at September 30, 1998 and the consolidated statements of operations, changes in stockholders' equity, and cash flows for the interim periods ended September 30, 1997 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

On June 30, 1997, the Company acquired all of the outstanding minority shareholder interests in each of the Company's subsidiaries with common stock of the Company. The exchanges were completed at fair value and resulted in the Company distributing 1,681,324 shares of common stock to the minority shareholders (all of which were company employees). The acquisition resulted in compensation expense of $6,343,536 for the difference between the fair value of the stock exchanged and the recorded basis of minority shareholder interests consisting of amounts paid by the minority shareholders for their stock in the subsidiaries and their allocated earnings reflected as charges to minority interest in earnings of subsidiaries.

On June 30, 1997, the Company purchased all assets of the general maintenance supply operations of an affiliated company, Century Airconditioning Supply, Inc. ("CAC"), with 1,702,703 shares of the Company's common stock. Also on June 30, 1997, the Company sold one of its subsidiaries in the heating and air conditioning business to CAC for approximately $215,000. These transactions were conducted between the Company and CAC, which were under common control, and, as such, the transactions were recorded at historical cost in a manner similar to a pooling of interests. The nine months ended September 30, 1997 have been restated to reflect these transactions.

On July 8, 1998, the Company completed a 2.30068 to 1 common stock split in connection with the recapitalization (see below) of the Company. This transaction has been reflected in the financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997.

2.  RECAPITALIZATION

Effective July 8, 1998, the Company completed a recapitalization of the company pursuant to an agreement and plan of the merger ("Recapitalization"). The transaction occurred as follows:

  . FS Equity Partners IV, L.P. ("FSEP IV"), formed Century Acquisition
    Corporation, a Delaware corporation ("Acquisition Co.") on April 21, 1998.

  . FSEP IV made an equity contribution of $67,451,190 to Acquisition Co. and two other investors contributed at a total of $875,000 to Acquisition Co. (the "Equity Investment"). All of the outstanding capital stock of Acquisition Co. was held by FSEP IV and such other investors.

  . The Company issued $40,000,000 of Senior Exchangeable PIK Preferred Stock
    (the "Preferred Stock"), of which $12,000,000 was purchased by affiliated parties.

  . The Company obtained new secured term loan facilities with an aggregate principal amount of $100,000,000 (see Note 8).

  . Acquisition Co. was merged into the Company (with the Company as the surviving corporation) and Acquisition Co.'s outstanding capital stock was converted into 2,969,820 newly issued shares of the Company.

  . Pursuant to the merger, the Company applied the proceeds of the Equity
    Investment of $68,326,190, proceeds of the secured term loan facilities of $100,000,000 and the proceeds of the Preferred Stock of $40,000,000 to convert 7,561,355 shares of the Company held by the primary shareholder (Dennis C. Bearden) and the Management Owners (certain management employees of the Company) (collectively, the "Continuing Shareholders") and 236,950 options into cash of approximately $178,300,000, and paid certain costs and expenses associated with the Recapitalization which totaled approximately $15,000,000. Of the approximately $15,000,000 of costs and expenses, approximately $8,702,000 was expensed and the remainder, related to the Preferred Stock and the new credit facility, was offset against proceeds or capitalized as deferred financing costs (see below). The purchase of the options to purchase shares of common stock from employees resulted in a compensation charge of approximately $4,092,000.

3.  INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement basis and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company's interim provisions for income taxes were computed using its estimated effective tax rate for the year. The Company's provision for income taxes differs from the federal statutory rate of 35% in 1998 due primarily to nondeductible goodwill, nondeductible merger-related expenses, and state income taxes and in 1997 due primarily to the non-deductible stock compensation charge and state income taxes (see also Note 4).

4.  PRO FORMA PROVISION FOR INCOME TAXES

As mentioned in Note 1, the Company acquired all of the assets of the general maintenance supply operations of CAC and has restated the financial statements for the periods presented to reflect the transaction in a manner similar to a pooling of interests. The operations that the Company acquired were part of an S corporation and were not subject to federal income taxes. To reflect the earnings of the restated financial statements of the Company on an after-tax basis since the operations are now all a part of a C corporation, an unaudited pro forma provision for income tax has been included in the accompanying consolidated statements of operations. The provision was computed as if the Company were a C corporation and responsible for its federal and state income taxes.

5.  ACQUISITIONS

On July 11, 1997, the Company acquired all of the issued and outstanding common stock of Nationwide Apartment Supply, Inc., and Fairview Wholesale Supply, Inc. (collectively, "Nationwide"), for approximately $9,160,000. The seller also received 140,000 options to purchase common stock of the Company at $7.00 per share. The acquisition was accounted for using the purchase method of accounting and resulted in goodwill of approximately $5,787,000. The purchase price was adjusted in the first quarter 1998 by $150,000 as a reduction in goodwill and the note payable to the seller.

The following unaudited pro forma results of operations have been prepared assuming the acquisitions had occurred as of the beginning of the periods presented. Those results are not necessarily indicative of results of the future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented.

                                     NINE MONTHS ENDED
                                       SEPTEMBER 30,
                                           1997
                                -------------------------
                                 (dollars in thousands)
               Net sales.........         $127,030
               Net income........         $  1,945

6.  STOCKHOLDERS' EQUITY

Effective March 29, 1998, the Company repurchased 83,962 shares of common stock from a stockholder for $500,000. These shares have been placed in treasury stock.

On July 1, 1997, the Company granted 269,500 non-qualified, fully vested stock options to purchase Common Stock with an exercise price of $4.00 per common share with an expiration date of three years after the date of grant. The grant of options resulted in compensation expense of $625,240 for the excess of the fair value of the Common Stock over the exercise price at the date of the grant.

In connection with the Recapitalization, the Company adopted the 1998 Nonqualified Stock Option Plan, pursuant to which options may be granted to eligible employees of the Company for the purchase of an aggregate of 1,642,500 shares of common stock of the Company. The 1998 Nonqualified Stock Option Plan is administered by the Board of Directors (the "Board"). On July 9, 1998, the Company granted 692,000 non-qualified stock options to purchase common stock with an exercise price of $10.00 per common share with an expiration date of seven years after the date of grant. The stock options granted become exercisable over a four-year period based on the Company meeting certain financial goals each year or on a cumulative basis over the four-year period as set forth in the stock option agreement. The grant is being recorded using variable plan accounting and as of September 30, 1998, no compensation expense has been recorded.

In connection with the Recapitalization, the Company granted to a new director of the Company 50,000 non-qualified stock options to purchase common stock of the Company. The stock options have an exercise price of $10.00 per common share with an expiration of seven years after the grant date and are fully vested and exercisable.

In connection with the Recapitalization, the Company granted a primary shareholder 180,000 non-qualified stock options to purchase common stock of the Company with an exercise price of $10.00 per common share with an expiration of seven years after the grant date. The stock options become exercisable over a three-year period based on the Company meeting certain financial goals each year or on a cumulative basis over the three-year period as set forth in the stock option agreement. The grant is being recorded using variable plan accounting and as of September 30, 1998, no compensation expense has been recorded.

7.  PREFERRED STOCK

As part of the Recapitalization the Company sold the $40.0 million of 13 1/4% Senior Exchangeable PIK (Payment-in-kind) Preferred Stock of which $12.0 million was sold to affiliates of the Company. The preferred stock is due in 2010 with an aggregate liquidation preference of $40.0 million or $100 per share. Dividends are payable semi-annually in cash, except that on each dividend payment date on or prior to July 1, 2003, dividends may be paid, at the Company's option, by issuance of additional shares of preferred stock. The New Credit Facility currently prohibits the payment of cash dividends on the preferred stock. The preferred stock is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends, on July 1, 2010. The Company may redeem the preferred stock in accordance with certain redemption provisions at a date earlier than July 1, 2010. If the Company elects to redeem the preferred stock on or before July 1, 2003 the redemption price will be 113.25% of the liquidation preference price of $100 per share. Holders of preferred stock have no voting rights.

At any time, the Company may, at its option, exchange all of the shares of preferred then outstanding for Exchange Debentures in a principal amount equal to the liquidation preference of the shares being exchanged. The exchange debentures would have interest of 13 1/4% and would be due in 2010. The Company's credit facility currently prohibits the Company from exchanging the preferred stock. The Company incurred $2,803,000 of costs as part of the sale of the preferred stock which has been offset against the proceeds. For the three-months and nine-months ended September 30, 1998 the Company has accreted $52,000 to retained earnings as part of dividends accrued.

8.  CREDIT FACILITY

On July 8, 1998, as part of the Recapitalization, the Company entered into a new credit facility, providing for $100.0 million of secured term loan facilities and a $25.0 million revolving loan facility (the "Revolving Credit Facility"). The term loan facility consists of a $40.0 million Tranche A Term Facility and a $60.0 million Tranche B Term Facility (collectively called the "Term Loan Facility"). The Term Loan Facility will amortize over a five-year period for the Tranche A Term Facility and a seven-year period for the Tranche B Term Facility, and the Revolving Credit Facility will mature on July 8, 2003. The interest rate under the new credit facility is variable and based, at the option of the Company, upon either a eurodollar rate plus 2.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and plus 2.75% (for the

Tranche B Term Facility) per annum. If the Company achieves certain performance goals, rates under the Tranche A Term Facility and the Revolving Facility will be reduced. A commitment fee of 0.5% per annum will be charged on the unused portion of the new Revolving Credit Facility.

The new credit facility contains certain non-financial and financial covenants. The Company incurred $4,552,000 of costs as part of obtaining the new credit facility which have been recorded as deferred financing costs. The Company amortizes the costs over the average life of the new credit facility. For the three-months and nine-months ended September 30, 1998 the Company recognized amortization expense of $172,000.

Effective September 30, 1998, the Company entered into two three-year interest rate swap agreements to reduce a portion of its interest rate exposure on its new credit facility. Under the terms of the first agreement, the Company pays 8.81% on notional principal of $29,925,000 and receives LIBOR plus 2.75% on the notional balance. Under the terms of the second agreement, the Company pays 8.54% on a notional balance of $20,000,000, which declines to $13,000,000 in 2001, and receives LIBOR plus 2.5% on the notional balance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of Century Maintenance Supply, Inc.'s (the "Company") consolidated historical results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-Q. The following discussion and analysis covers periods before completion of the Recapitalization, as described below.

FORWARD LOOKING STATEMENTS

  This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements involving risks and uncertainties that are detailed from time to time in the Company's Securities and Exchange Commission filings. See "Risk Factors."

GENERAL

  The Company is a leading distributor of maintenance, repair and operations ("MRO") supplies to the $2 billion multifamily apartment market. Century offers a broad selection of high quality maintenance and repair items, with prompt, free delivery provided through the Company's extensive distribution network. The Company currently supplies over 4,100 name brand and private label items, including plumbing, hardware, electrical, HVAC and lighting products, to over 25,000 active customers in the United States.

  Over the past five years, the Company's net sales have increased from $39.7 million in 1993 to $146.2 million in 1997, representing a compound annual growth rate of 38.6%. Century has achieved this growth through increasing sales at its existing distribution centers, by opening new distribution centers and through the acquisition of Nationwide Apartment Supply, Inc. ("Nationwide"). As part of its strategy of expanding into new geographic markets, the Company has opened 14 new distribution centers through 1997. In July 1997, the Company acquired Nationwide, which added 11 distribution centers principally in the midwestern United States, three of which were consolidated into existing Century centers. During the first nine months of 1998, the Company opened new distribution centers in Fort Worth, Texas, Miami, Florida and Oklahoma City, Oklahoma.

THE RECAPITALIZATION

  On July 8, 1998, the Company consummated a recapitalization pursuant to an Agreement and Plan of Merger (the "Recapitalization Agreement"). Under the terms of the Recapitalization Agreement, Century Acquisition Corporation, an entity formed by affiliates of Freeman Spogli & Co. LLC ("FS&Co.") merged with and into the Company, with the Company as the surviving corporation.

  Pursuant to the Recapitalization, FS&Co. invested $67.5 million, a director of the Company invested $750,000, and a third party, The Parthenon Group, invested $125,000, in cash for common stock of the Company (the "Common Stock Investment") and stockholders of the Company (the "Continuing Stockholders") retained common stock with a value of $54.2 million (based on the valuation of the Company used in the Recapitalization). As part of the Recapitalization, shares of Series A 13 1/4% Senior Exchangeable PIK Preferred Stock due 2010 of the Company with an aggregate liquidation preference of $28.0 million were sold (the "Offering" or the "Initial Preferred Stock"), and shares of Series B 13 1/4% Senior Exchangeable Preferred Stock of the Company with an aggregate liquidation preference of $12.0 million were sold to FS&Co. and Dennis
C. Bearden, the Company's Chief Executive Officer, in a private placement that was consummated simultaneously with the Offering (the "Private Placement" and, together with the Offering, the "Sales of Preferred"). Immediately following consummation of the Recapitalization, FS&Co. and the Continuing Stockholders beneficially owned approximately 55.1% and 44.2% of the outstanding common stock of the Company, respectively, and FS&Co. and Mr. Bearden beneficially owned 10.0% and 20.0% respectively of the outstanding preferred stock sold pursuant to the Offering and the Private Placement combined.

  On July 8, 1998, the Company entered into a credit agreement (the "New Credit Facility") providing for a $100.0 million secured term loan facility (the "Term Loan Facility"), which was funded in connection with the consummation of the Recapitalization, and a $25.0 million revolving loan facility (the "Revolving Credit Facility"). The Revolving Credit Facility will be available to the Company and its subsidiaries (i) for future working capital and general corporate purposes, (ii) to finance certain permitted acquisitions, and (iii) for issuing commercial and standby letters of credit.

  The Offering and the Private Placement and the application of the net proceeds from each, the payments to the Continuing Stockholders and to option holders under the Recapitalization Agreement, the Common Stock Investment and the related borrowings under the New Credit Facility are collectively referred to herein as the "Recapitalization." The transactions constituting the Recapitalization resulted in no change in the basis of the Company's assets and liabilities because less than "substantially all" of the common stock of the Company was acquired.

RESULTS OF OPERATIONS

  The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.

                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       (UNAUDITED)                           (UNAUDITED)
                                                  --------------------------   ------------------------------
                                                    SEPT. 30,      SEPT. 30,       SEPT. 30,       SEPT. 30,
                                                     1997            1998            1997            1998
                                                  ------------  ------------   -------------  ---------------
                                                  (dollars in thousands)               (dollars in thousands)
Net sales.....................................      $48,424         $59,975         $107,185         $154,157
Cost of sales.................................       35,142          43,759           77,610          112,357
                                                    -------         -------         --------         --------
Gross profit..................................       13,282          16,216           29,575           41,800
Selling, general and administrative expenses..        6,462           7,909           15,559           22,091
Recapitalization expenses.....................           --           8,702               --            8,702
Stock compensation charges....................          626           4,092            6,969            4,092
                                                    -------         -------         --------         --------
Total operating expenses......................        7,088          20,703           22,528           34,885
                                                    -------         -------         --------         --------
Operating income..............................      $ 6,194         $(4,487)        $  7,047         $  6,915
                                                    =======         =======         ========         ========

                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                               ------------------------------    ----------------------------
                                                 SEPT. 30,        SEPT. 30,        SEPT. 30,      SEPT. 30,
                                                   1997             1998             1997           1998
                                               ------------     -------------    -------------   ------------
Net sales....................................    100.0 %           100.0 %           100.0 %           100.0 %
Cost of sales................................     72.6              73.0              72.4              72.9
                                               -----------      -------------    -----------     -------------
Gross profit.................................     27.4              27.0              27.6              27.1
Selling, general and administrative expenses.     13.3              13.2              14.5              14.3
Recapitalization expenses....................       --              14.5                --               5.6
Stock compensation charges...................      1.3               6.8               6.5               2.7
                                               -----------      -------------    -----------     -------------
Total operating expenses.....................     14.6              34.5              21.0              22.6
                                               -----------      -------------    -----------     -------------
Operating income.............................     12.8 %            (7.5) %            6.6 %             4.5 %
                                               ===========      =============    ===========       ==========

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Net sales for the quarter ended September 30, 1998 were $60.0 million, an increase of $11.6 million or 23.9% over the quarter ended September 30, 1997. This increase in net sales was primarily due to comparable center growth of 19.0% and the opening of three new distribution centers, one in Fort Worth, Texas which was opened in the first quarter 1998, and third quarter openings in Miami, Florida and Oklahoma City, Oklahoma.

     The Company's gross profit for the quarter ended September 30, 1998 was $16.2 million, an increase of $2.9 million or 22.1% over the quarter ended September 30, 1997. As a percentage of net sales, the Company's gross profit decreased to 27.0% in the quarter ended September 30, 1998 from 27.4% in the quarter ended September 30, 1997. This decrease in gross profit as a percentage of net sales was primarily due to an increase in indirect cost in the new centers, such as labor and freight. The decrease is also attributable to increased use of temporary labor to accommodate higher HVAC sales.

     Selling, general and administrative expense, consisting primarily of payroll, occupancy related and vehicle base expenses totaled $7.9 million in the quarter ended September 30, 1998, an increase of $1.4 million or 22.4% over the quarter ended September 30, 1997. As a percentage of net sales, selling, general and administrative expense decreased to 13.2% in the quarter ended September 30, 1998 from 13.3% in the quarter ended September 30, 1997. This decrease was primarily driven by the continued leveraging of the Company's infrastructure as sales per warehouse increase offset by the cost of the new center openings.

     Interest expense for the quarter ended September 30, 1998 was $2.2 million, an increase of $1.9 million or 481.4% from the quarter ended September 30, 1997, primarily due to the additional debt incurred in the Recapitalization.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Net sales for the first nine months of 1998 were $154.2 million, an increase of $47.0 million or 43.8% over the first nine months of 1997. This increase in net sales was primarily due to the Nationwide Acquisition, comparable center growth (including the Nationwide Acquisition) of 20.7% and the opening of three new distribution centers. The Nationwide Acquisition added 11 new centers (three of which were consolidated into existing centers in

November 1997) and contributed $18.2 million to incremental net sales in the first nine months of 1998. Additionally, a new center in Fort Worth, Texas was opened in the first quarter 1998, and centers in Miami, Florida and Oklahoma City, Oklahoma were opened in the third quarter 1998.

     The Company's gross profit for the first nine months of 1998 was $41.8 million, an increase of $12.2 million or 41.3% over the first nine months of 1997. As a percentage of net sales, the Company's gross profit decreased to 27.1% in the first nine months of 1998 from 27.6% in the first nine months of 1997. This decrease in gross profit as a percentage of net sales was due primarily to an increase in indirect cost in the new centers, such as labor and freight. The decrease is also attributable to increased use of temporary labor to accommodate higher HVAC sales during the third quarter of 1998.

     Selling, general and administrative expense, consisting primarily of payroll, occupancy related and vehicle base expenses totaled $22.1 million in the first nine months of 1998, an increase of $6.5 million or 42.0% over the first nine months of 1997. Of this, $2.8 million was attributable to the Nationwide Acquisition. As a percentage of net sales, selling, general and administrative expense decreased to 14.3% in the first nine months of 1998 from 14.5% in the first nine months of 1997. This decrease was primarily driven by the continued leveraging of the Company's infrastructure as sales per warehouse increase, offset by the cost of the new center openings, primarily in the third quarter of 1998.

     Interest expense for the first nine months of 1998 was $3.0 million, an increase of $2.3 million or 317.9% from the first nine months of 1997, due to the additional debt incurred in the purchase of Nationwide and in the Recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements have been the funding of its continued distribution center expansion program, inventory requirements and the development and implementation of customized information systems. The Company has financed its growth through a combination of internally generated funds and borrowings.

     In fiscal 1997, net cash provided by operating activities was $6.3 million, increasing from $0.8 million in fiscal 1996 due primarily to increasing sales volume. Net cash used for investing activities in fiscal 1997 was $9.6 million and was comprised of capital expenditures and Nationwide Acquisition expenses, partially offset by sales of property. Net cash provided by financing activities in fiscal 1997 was $4.9 million and was comprised primarily of net borrowings.

     In the first nine months of 1998, net cash used in operating activities was $14.2 million, decreasing from $0.6 million net cash provided in the first nine months of 1997 due primarily to expenses related to the Recapitalization and increased sales volume which resulted in increased working capital needs. Net cash used for investing activities in the first nine months of 1998 was $0.7 million and was comprised of capital expenditures and was partially offset by sales of property. Net cash provided by financing activities in the first nine months of 1998 was $11.7 million, related primarily to the Recapitalization.

     The Company currently anticipates that its capital expenditures for 1998 and 1999 will be $1.5 million and $2.0 million, respectively. Inventories were $32.5 million as of September 30, 1998 and $23.9 million at the end of fiscal 1997. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same day or next day filling of most orders. Although the third quarter is a seasonally high period for inventory requirements, the Company anticipates that its inventory levels will continue to increase primarily to support higher sales volumes and new center openings. Trade accounts receivable, net of allowances were $25.9 million at September 30, 1998 and $15.0 million at the end of fiscal 1997. The Company generally offers 30-day credit terms to its customers. The Company's working capital requirements are typically higher in the second and third quarters to meet seasonal demand. This is due primarily to the fact that more people move during the summer months when school is out, causing apartment managers to purchase more supplies to make apartments ready for new occupants. Also, hot summer months translate into a higher volume of HVAC sales due to the need for air conditioning parts.

     The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings under the Revolving Credit Facility, will be sufficient to fund its debt service obligations and implement its growth strategy over the next several years. The Company has outstanding indebtedness consisting of borrowings of $99.9 million under the Term Loan Facility. In addition to its operating cash flow, the Company has access to a total of $25.0 million through the Revolving Credit Facility. As of September 30, 1998, the Company had no outstanding borrowings under the Revolving Credit Facility. The Tranche A Term Facility will mature on the fifth anniversary of initial borrowing, and the Tranche B Term Facility will mature on the seventh anniversary of initial borrowing. Annual required principal payments on the Term Loan Facility prior to the third anniversary of initial borrowing will range from $3.6 million to $7.6 million, and will be $12.6 million, $14.6 million, $23.0 million and $34.0 million in the fourth through seventh years, respectively. The Revolving Credit Facility will mature on the fifth anniversary of the New Credit Facility. The interest rate under the New Credit Facility is variable and based, at the option of the Company, upon either a eurodollar rate plus 2.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 2.75% (for the Tranche B Term Facility) per annum or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 1.75% (for the Tranche B Term Facility) per annum. If the Company achieves performance goals as agreed upon, rates under the Tranche A Term Facility and the Revolving Credit Facility will be reduced in increments as agreed. The Company also covenanted to enter into specified interest rate protection arrangements, including interest rate swaps, to reduce the Company's exposure to fluctuations in the rates of interest payable under the New Credit Facility. In mid-July, 1998, the Company entered into such interest rate swap transactions with respect to $50.0 million of borrowings under the Term Loan Facility, which became effective September 30, 1998. At October 22, 1998 the interest rate for the Revolving Credit Facility was 9.5%, the Tranche A Facility was 7.6875% and the Tranche B Facility was 8.0625%. The interest rate for the portion of the Term Loan Facility under the interest rate swap is 8.54% for $20.0 million under the Tranche A Facility and 8.81% for $30.0 million under the Tranche B Facility. A commitment fee of 0.5% per annum will be charged on the unused portion of the New Credit Facility. The loans under the New Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company and its subsidiaries (including the capital stock of the subsidiaries).

     In connection with the Recapitalization, the Company issued 280,000 shares of its Initial Preferred Stock with an aggregate liquidation preference of $28.0 million, and 120,000 shares of preferred stock issued pursuant to the Private Placement, with an aggregate liquidation preference of $12.0 million. At the election of the Company, dividends on the Initial Preferred Stock may be paid in kind until July 1, 2003 and thereafter must be paid in cash. The New Credit Facility currently prohibits the payment of cash dividends on the Initial Preferred Stock. The Initial Preferred Stock is mandatorily redeemable upon a change of control and on July 1, 2010.

     The Company is a holding company and relies on dividends and other distributions from its subsidiaries as its primary source of liquidity. The Company does not have and in the future may not have any assets other than the capital stock of its subsidiaries. The ability of subsidiaries of the Company to make payments to the Company when required may be restricted by law and restricted or prohibited under the terms of the New Credit Facility and future indebtedness of the Company. No assurance can be made that subsidiaries of the Company will be able to pay cash dividends or make other distributions to the Company. See "Risk Factors--Holding Company Structure."

YEAR 2000 COMPLIANCE

     A significant percentage of the software that runs most computers relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company has completed the identification of all necessary internal software changes to ensure that it does not experience any loss of critical business functionality due to the Year 2000 issue. The Company has already completed an assessment of all internal software, hardware and operating systems. The Company has improved its information system capabilities by purchasing a new system that is Year 2000 compliant. The Company does not believe that its systems will encounter any material "Year 2000" problems. The new system is estimated to be in place by early 1999. The Company believes that this conversion to a new operating system will minimize the business risk of Year 2000 issues.

     The Company also relies, directly and indirectly, on the external systems of various independent business enterprises, such as its customers, suppliers, creditors, financial organizations, and of governments, for the accurate exchange of data and related information. The Company could be affected as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts. The Company is in the process of implementing a program to assess and monitor the progress of these third parties in resolving Year 2000 issues, and to determine whether any Year 2000 issues encountered by a third party would pose a business risk to the Company. The Company is currently developing a survey to distribute to its vendors and customers to assess its Year 2000 risk based on the Year 2000 issues of these third parties. The Company expects the survey to be completed by November 30, 1998 and mailed to the third parties shortly thereafter, with responses expected by March 31, 1999. The company does not expect the cost of the survey procedure to be material.
The Company cannot assure that Year 2000 related systems issues of third parties will be corrected in a timely manner or that the failure of these third parties to correct these issues would not have a material adverse effect on the Company.

     The total cost of the new computer system is estimated to be approximately $1.2 million. Of this amount, $1.0 million has already been expended, $750,000 of which was capitalized. The Company has also determined that if the new system became inoperable or otherwise encountered a Year 2000 problem, it may purchase an upgrade to the current system, which upgrade is Year 2000 compliant. The Company estimates it would have to spend an additional $200,000 to install and test the upgrade.

     The costs and time estimates of the Year 2000 project are based on the Company's best estimates. There can be no assurance that these estimates will be achieved and that planned results will be achieved. Risk factors include, but are not limited to, the retention of internal and external resources dedicated to the project, the timely delivery of software corrections from external vendors, and the successful completion of key business partners' Year 2000 projects.

                                 RISK FACTORS

SUBSTANTIAL LEVERAGE; STOCKHOLDERS' DEFICIT

     As of September 30, 1998, after completion of the Recapitalization, the Company had $99.9 million of outstanding indebtedness, and a stockholders' deficit of approximately $82.7 million. In addition, the Company could have incurred additional indebtedness of up to $25.0 million under the Revolving Credit Facility. This level of indebtedness is substantially higher than the Company's historical debt levels and will reduce the flexibility of the Company to respond to changing business and economic conditions. In addition, subject to the restrictions in the New Credit Facility, the Company may incur additional senior or other indebtedness from time to time to finance acquisitions or capital expenditures or for other general corporate purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources." The New Credit Facility currently prohibits the payment of any dividends in cash.

     The Company's high degree of leverage may have important consequences for the Company, including: (i) the ability of the Company to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes, if necessary, may be impaired; (ii) a substantial portion of the Company's cash flow will be dedicated to the payment of interest and principal on its indebtedness and to the payment of dividends on the Initial Preferred Stock beginning no later than July 1, 2003 and such cash flow will not be available to the Company for its operations and future business opportunities;
(iii) the covenants contained in the New Credit Facility and Exchange Debentures limit the Company's ability to, among other things, borrow additional funds, dispose of assets or make investments and may affect the Company's flexibility in planning for, and reacting to, changes in business conditions; (iv) indebtedness under the New Credit Facility is at variable rates of interest, which causes the Company to be vulnerable to increases in interest rates; (v) the New Credit Facility and the Exchange Debentures contain financial and/or restrictive covenants, which the failure to comply with may result in an event of default which, if not cured or waived, could have a material adverse effect on the Company, including the acceleration of the maturity of such indebtedness;
(vi) the indebtedness outstanding under the New Credit Facility is secured by substantially all of the assets of the Company and its subsidiaries and such indebtedness matures prior to the mandatory redemption date or maturity of the Initial Preferred Stock and Exchange Debentures; (vii) the Company may be substantially more leveraged than certain of its competitors, which may place the Company at a competitive disadvantage; and (viii) the Company's high degree of leverage may make it more vulnerable to a downturn in its business or the economy generally or limit its ability to withstand competitive pressures. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness, and to retire the Initial Preferred Stock, or Exchange Debentures, at maturity it may be required to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or that these actions would enable the Company to continue to satisfy its capital requirements. The Company's ability to meet its debt service and preferred stock obligations and to reduce its total indebtedness is dependent upon the Company's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. The terms of the Company's indebtedness, including the New Credit Facility and the Exchange Debentures also may prohibit the Company from taking such financing or refinancing actions.

POSSIBLE INABILITY TO EXPAND INTO NEW GEOGRAPHIC MARKETS

     The Company intends to grow its business in large part by expanding into new geographic regions. When entering new markets, the Company will be required to establish or acquire suitable distribution centers, hire personnel and establish distribution methods. To manage its expansion, the Company must continuously evaluate the adequacy of its existing systems and procedures, including, among others, its data processing, financial and internal control systems and management structure. There can be no assurance that management will adequately anticipate all of the changing demands that growth will impose on the Company's systems, procedures and structure. Any failure to anticipate and respond adequately to such changing demands is likely to have a materially adverse effect on the Company.

     In addition, when the Company establishes additional distribution centers in new or existing geographic regions, such centers traditionally generate operating losses during the twenty-four to thirty-six month period immediately following such centers' establishment. The Company believes that such negative earnings occur because new distribution centers do not immediately possess a revenue-generating customer base sufficient to offset the costs associated with the establishment and ongoing operations of such centers. There can be no assurance that, should the Company seek to establish a new distribution center, such center will ever generate revenues sufficient to offset the cost of its establishment and ongoing operation.

SUBSTANTIAL COMPETITION

     The Company competes primarily on the basis of service, product selection and availability and pricing, with broad-line suppliers, most of which are local or regional and many of which employ sales representatives and feature catalogs similar to the Company's. The Company also competes with mail order catalogs, retail stores including superstores, specialty suppliers and industrial suppliers. Some of the Company's competitors have greater financial resources than the Company. There can be no assurance that additional competitors with greater resources than the Company will not enter the industry, which could have a material adverse effect upon the Company's operations and profitability.

DEPENDENCE ON KEY PERSONNEL

     The Company's success will, to a large extent, depend upon the continued services of its executive officers. The loss of services of any of these executive officers could materially and adversely affect the Company. The Company has not obtained key-man life insurance on any of its executive officers. There can be no assurance that the Company will retain the services of these individuals. In connection with the Recapitalization, the Company entered into employment agreements with Dennis C. Bearden, the Chief Executive Officer of the Company, and Richard E. Penick, the Company's Chief Financial Officer.

YEAR 2000 COMPLIANCE

     The Company has completed the identification of all necessary internal software changes to ensure that it does not experience any loss of critical business functionality due to the Year 2000 issue. The Company has already completed an assessment of all internal software, hardware and operating systems. The Company has improved its information system capabilities by purchasing a new system that is Year 2000 compliant. The Company does not believe that its systems will encounter any material "Year 2000" problems. The new system is estimated to be in place by early 1999. The Company believes that this conversion to a new operating system will minimize the business risk of Year 2000 issues. The Company could be affected as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts, and is in the process of implementing a program to assess and monitor the progress of these third parties in resolving Year 2000 issues, and to determine whether any Year 2000 issues encountered by a third party would pose a business risk to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Compliance."

HOLDING COMPANY STRUCTURE

     The Company conducts substantially all its operations through subsidiaries. Substantially all of the assets of the Company are owned by its subsidiaries.
As a holding company, the Company's ability to pay dividends or make distributions is dependent upon the receipt of dividends or other payments from its subsidiaries. The ability of the Company's subsidiaries to pay dividends or make other distributions to the Company will be subject to applicable provisions of various states' laws. The Company's subsidiaries are guarantors of the Company's obligations under the New Credit Facility. All assets of the Company's subsidiaries are pledged to secure their obligations under the New Credit Facility guarantees. The Company's rights, and the rights of holders of Initial Preferred Stock and shares issued pursuant to the Private Placement, to participate in the assets of any subsidiary of the Company upon such subsidiary's liquidation or recapitalization will be subject to the prior claims of such subsidiary's creditors, including trade creditors. As of September 30, 1998, after completion of the Recapitalization, there was an aggregate of approximately $20.0 million of indebtedness and other balance sheet liabilities of subsidiaries of the Company (excluding guarantees under the New Credit Facility and intercompany debt) to which holders of the Initial Preferred Stock and shares issued pursuant to the Private Placement would have been effectively subordinated in right of payment. The New Credit Facility and the terms of the Initial Preferred Stock and Series B Preferred Stock limit, but do not prohibit, the incurrence of additional indebtedness by the Company's subsidiaries.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     Not Applicable.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   CHANGES IN SECURITIES

     On July 8, 1998, in connection with the Recapitalization, the Company sold
(i) 400,000 shares of Preferred Stock for a total cash consideration to the Company of $40,000,000 and (ii) 2,969,820 shares of the Company's common stock for a total cash consideration to the Company of $68,326,190. The Company believes that the transactions set forth above were exempt from the registration and prospectus delivery requirements set forth in the Securities Act in reliance on Section 4(2) thereof, because all of the sales were made in transactions not involving a public offering.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        CENTURY MAINTENANCE SUPPLY, INC.,
                        a Delaware corporation


November 12, 1998          By:  /s/ Richard E. Penick
                                ---------------------
                                Richard E. Penick
                                Chief Financial Officer, Vice President and
                                Assistant Secretary
                                (Duly Authorized Officer and Principal
                                Financial Officer)