Form 10-K
period 1998-12-31
CENTURY MAINTENANCE SUPPLY INC
filed 1999-03-31
CIK 1068617

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                        Commission file number 333-62635

                        CENTURY MAINTENANCE SUPPLY, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                        76-0542935
       (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)

           10050 Cash Road, Suite 1                    77477
               Stafford, Texas                       (Zip Code)
  (Address of Principal Executive Offices)


                                (281) 208-2600
               (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act: None Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [_]  No [x]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_] Not applicable.

     The number of shares of Common Stock, par value $.001 per share, outstanding (the only class of common stock of the Company outstanding) was 12,443,147 as of March 29, 1999. The registrant's Common Stock is not traded in a public market.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.
================================================================================

                                     PART I

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27-A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include without limitation the words "believes," "anticipates," "estimates," "intends," "expects," and words of similar import. All statements other than statements of historical fact included in statements under "Item 1. Business," "Item 2. Properties," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" include forward-looking information and may reflect certain judgements by management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or the maintenance, repair and operations industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These potential risks and uncertainties include, but are not limited to, those identified in the Company's Registration Statement on Form S-4, as amended, effective January 21, 1999. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 1.        Business.

General

     Century Maintenance Supply, Inc. ("Century" or the "Company") is a leading distributor of maintenance, repair and operations ("MRO") supplies to the $2 billion multifamily apartment market. Century offers a broad selection of high quality MRO items, with prompt, free delivery provided through the Company's extensive distribution network. The Company currently supplies over 4,100 name brand and private label items, including plumbing, hardware, electrical, HVAC and lighting products, to over 27,000 active customers in the United States.

     The Company markets its products to individual apartment maintenance managers as well as to larger property management companies which own and/or manage multiple apartment complexes. Century provides free same-day or next-day delivery on virtually all orders by delivering its products via Company-operated trucks from 30 distribution centers which are strategically located in major metropolitan markets throughout the United States.

Market Overview

     The Company operates in what the Company estimates to be the $10 billion MRO industry, which includes such end-users as apartments, hotels/motels, nursing homes, prisons, military installations, and schools and universities. The Company currently markets substantially all of its products to the $2 billion multifamily apartment segment of this industry focusing specifically on markets with at least 60,000 units in apartment complexes containing more than 75 units. The Company estimates that there are 45 such markets in the United States, of which the Company serviced 34 such markets as of March 29, 1999.

     The MRO market is highly fragmented and has been traditionally served by a variety of distribution channels including: numerous local or regional broad-line suppliers, specialty and industrial suppliers, mail order catalog companies, retail home centers, and traditional hardware stores. The apartment MRO market is also highly fragmented with approximately 60-70% of the distributors being local or regional and producing less than what the Company estimates to be $5 million in sales. Over the past ten years, the apartment MRO market has shifted its purchasing from broad-line suppliers and retailers serving a broad range of end-users and specialized suppliers serving a discrete product segment of this market, such as plumbing, HVAC or electrical products, to distributors focused on providing a high level of customer service and a product mix tailored to meet the specific needs of the apartment MRO market.

     The property management industry is consolidating. Over the past few years, the top 50 national apartment management companies have increased their share of apartment units managed. In addition, property managers are joining national GPOs, such as Buyers Access Group, to gain the increased buying power that large volume purchasing offers. As a result of these trends, property management companies and GPOs are increasingly purchasing MRO products from national suppliers who provide broad product selection, convenient ordering, reliable delivery and other value-added services.

     The apartment MRO market has historically been stable and non-cyclical, as maintenance work is required regardless of economic conditions. Maintenance managers must keep their apartments in good repair to retain existing tenants and attract new ones (e.g., a leaky faucet must be repaired and a vacant apartment must be refurbished). The apartment MRO industry has been growing over the past few years, primarily due to increased construction of new apartment buildings and increased standard amenities in the typical apartment unit. These new features include microwave ovens, washers/dryers, miniblinds and individual water heaters. These trends provide increased opportunity for incremental sales for the apartment MRO suppliers.

     Labor represents a significantly larger component than supplies of the MRO budget for a typical apartment complex. Consequently, while competitive pricing is an important criterion for selecting a distributor, maintenance managers value convenient ordering, reliable, prompt delivery, extensive product selection and other value-added services that allow them to use their budgeted man-hours most efficiently.

Product Offerings

     Century currently offers over 4,100 cataloged stock-keeping units ("SKUs"), providing a full range of MRO supplies to its customers. Century continually monitors its product offering to ensure its customers' needs are met. The Company offers high quality name brand and private label products in the following core categories: (i) plumbing, (ii) hardware, (iii) HVAC equipment and parts, (iv) lighting, (v) electrical, (vi) appliances and parts, (vii) janitorial, and (viii) pool items.

     Century's product offering includes several private branded products which the Company believes provide it with a distinct competitive advantage in terms of tailored products and favorable pricing. These products, which include Sun King(R) pool products, Boss(TM) janitorial supplies, Rio(R) ceiling fans, and DuroGuard(TM) air conditioning units, accounted for 7.8% of sales in 1998. The Company plans to continue its substantial development of these products over the next few years. Specifically, in 1999, Century anticipates it will expand its Aspen(TM) brand plumbing products.

     The Company currently distributes user-friendly catalogs with approximately 4,100 cataloged items. Historically, the Company has added approximately 150 SKUs per year to its catalogs. These products are usually recommended by local salespeople and then reviewed by a panel at Century's headquarters. Local distribution center managers have the flexibility to offer selected non-catalog items at their individual distribution centers. For example, Century's Denver distribution center stocks snow shovels and ice melt.

     The Company believes that its 4,100 catalogued SKUs represent those items that are most likely to meet the everyday and ongoing needs of the apartment MRO manager in the Company's target market. The Company's core products represent the basic continuing requirements of the apartment maintenance person which change little from year to year. Consequently, the Company attempts to minimize its exposure to product obsolescence.

Customers

     The Company's customers include local and regional apartment properties as well as larger property management companies. The Company maintains over 27,000 active accounts, an increase of more than 14,000 over the past three years. Century defines an active account as a property that generates two or more orders within a twelve month period.

     Century's management believes its customer satisfaction is illustrated by the recurring revenues generated from its major accounts. In 1998, sales to the Company's top five customers increased by more than 35% over the prior year.

     The consolidation of the large apartment management companies is changing the way business is conducted in the apartment MRO market. The large apartment management companies determine overall maintenance budgets and grant preferred provider status to suppliers with competitive pricing, exceptional quality, and a national presence.

Once a budget has been approved by a national management company, local maintenance managers are primarily responsible for making the actual MRO repair decisions and purchases.

     Many property management companies have joined GPOs such as Buyers Access to replicate the purchasing advantages of the larger property managers. Buyers Access requires vendors to have a national presence in addition to a broad product selection, competitive pricing, and a sophisticated billing system. Century is a preferred provider to Buyers Access and eight out of the 10 largest apartment management companies.

Sales and Marketing

     Century's marketing and sales strategy is based on providing the best possible quality service to its customers. The Company's combination of inside and outside salesforces provides it with what it believes to be a competitive advantage over competitors that take orders at a centralized location.

     Outside Sales Staff. Century employs 135 commission-based local outside sales personnel, who are based at the Company's distribution centers and are responsible for maintaining close customer relationships and generating new business through regular visits. Each local outside salesperson typically makes 15-20 sales visits per day. The outside salesforce generally does not take customer orders, allowing it to focus on its core function. In addition, the outside salesforce provides customers with information on products and promotions, provides value-added services such as assistance with inventory management and training issues, and serves as the focal point for customer feedback.

     Inside Salesforce. The Company employs 90 inside salespeople who are based locally or regionally and are primarily responsible for receiving customer orders and providing technical support. Additionally, the inside salespeople provide customers information on pricing and promotions as well as installation procedures and other critical characteristics which help them determine which products are best suited to their specific needs. The Company encourages customers to place all orders with the inside sales staff in order to allow the outside sales staff to focus on building customer relationships. Providing a local/regional inside salesforce reinforces customer relations as customers usually place orders with the same group of salespeople, who are familiar with the customers' needs and order history.

     National Sales Force. The Company employs six salespeople who are responsible for fostering and maintaining relationships with national property management companies and GPOs. The national sales force negotiates contract terms, including pricing and minimum purchase requirements.

     The Catalogs. The Century Maintenance Catalog(R) and the Century Maintenance Supply A/C and Heating Parts Catalog(R) include over 4,100 SKUs and are annually distributed to approximately 50,000 active and prospective customers. The catalogs are complete with drawings (of most products), specifications and pricing which facilitate the ordering process and help the customer select the appropriate product.

     Educational Classes. Century provides educational classes to its customers at most of its distribution centers. Classes are offered in the areas of basic electrical systems, A/C and heating, appliance repair, refrigeration control circuits, pool chemistry and EPA refrigerant recovery. Century has tested and EPA certified over 20,000 technicians on refrigerant recovery. The Company charges a nominal fee to cover the cost of the EPA classes, and the other classes are offered free of charge.

     Sales Terms. The Company's sales terms are generally net 30 days for customers meeting its credit requirements.

Competition

     The Company believes that the principal competitive factors in the distribution of repair and maintenance products to the apartment housing market and similar markets are customer service, the quality of products offered, reliability of delivery, product pricing and sales relationships.

     The Company competes in each of its regional markets with a number of suppliers, including such national firms as Wilmar Industries ("Wilmar") and Maintenance Warehouse/America Corp. ("Maintenance Warehouse"). Wilmar is the Company's most direct competitor in terms of product line and method of distribution, while Maintenance Warehouse is primarily a mail-order company. The Company believes that it distinguishes itself from these national competitors with its local sales focus and direct delivery from its local
distribution centers.   Management also believes that the Company's strategies
build a high degree of customer loyalty through its strong local market presence. In addition, the Company competes with local or regional broad-line suppliers, specialty and industrial suppliers, other mail order catalog companies, retail home centers, and traditional hardware stores.

Distribution

     The Company delivers over 90% of its sales using its own fleet of trucks, the most of any major competitor. Each truck is driven by an employee who has a working knowledge of the distribution center's products and customers. The Company operates its own fleet of trucks in order to maintain complete control of the delivery process, an approach that the Company's management believes makes it the most reliable in the industry. Management believes the additional cost Century spends on operating its trucks is minimal considering the value-added service it provides its customers. Delivery is free for orders of $50.00 or more. Furthermore, the industry trend toward increased order size will benefit companies like Century which operate their own fleet of trucks since each delivery can carry more items at little or no additional cost.

     Typically, orders are placed via toll free or local telephone calls to one of the Company's inside salespeople located in the nearest call center. The inside salespeople confirm the availability of the product ordered and then enter customer orders into the fully-computerized order processing system. In many locations, orders placed before 10:00 a.m. are guaranteed to be delivered on the same day. Orders placed before 5:00 p.m. are virtually always received by the customer on the following day.

     Additionally, Century ships 5% of its sales through mail order and 2% of its sales through its line-haul delivery method.

Operations

     In managing its inventory, Century seeks to maintain a steady balance between providing the customer optimal service and limiting costs. Century has several mechanisms in place to track, measure, replenish and optimize the use of inventory in all Company locations, including monthly tracking, physical counts, and cycle counting. In 1998, the Company estimates that it maintained an average fill rate of over 97%.

     Century's distribution centers are monitored monthly by the finance, operations, and purchasing departments at corporate headquarters. Each center is measured on deliveries, credits, expenses, customer contact, total sales, inventory and surplus inventory dollars, and the percentage of non-catalog and "dead" stock product. In addition, locations are graded on sales/inventory ratios and inventory turnover. Furthermore, beginning in 1995, Century instituted a cycle count program. Most locations are required to physically count from 50 to 100 items four days per week, or approximately 200 days per year, with the remainder of the distribution centers scheduled to implement a cycle counting program upon conversion to the new MIS system. See "--MIS System."

Suppliers and Purchasing

     Century currently purchases products from approximately 600 vendors. In 1998, no Company vendor accounted for more than 5.0% of purchases in 1998, and the top ten vendors accounted for less than approximately 25.0% of total purchases.

     The Company's use of volume purchasing has enabled it to benefit from favorable pricing and payment terms in the past. The benefit the Company derives from volume-based terms is expected to increase as a result of increased sales volume and from the implementation of a new centralized purchasing department, which was completed in March 1999.

     The Company's management believes it has good relationships with its vendors and, to date, has not experienced any difficulty obtaining products in sufficient quantities at competitive prices.

MIS System

     Century's management and information system is a comprehensive sales, order-entry, inventory and reporting system. Presently, the Company has two MIS systems, each having its own distinct database and network.

     The capabilities of the Century system allow the Company to analyze historical customer buying patterns, in addition to managing the sales, credit and collections, order-entry and financial reporting functions. Optimal inventory levels are calculated real-time on a per SKU basis.

     Century is in the final stages of installing a new fully integrated and centralized system, which will provide all of the capabilities of the old system, as well as integrate the whole Company together on one database and network. As of March 29, 1999, the new system had been installed in 25 of the Company's 34 distribution centers. The remaining centers are scheduled to be converted by November 1999, which will complete the implementation. The new system is expected to increase efficiency through the centralization of the purchasing, credit and collections functions. The Company's system will include a second server, providing backup processing capability. Together with the new operating software, Century now has the additional capabilities of a Windows-based environment, more flexible invoicing and the ability to consolidate multiple purchase orders from each distribution center and group them by product category and vendor. The design and implementation of this new system is a complex project. Unanticipated problems may delay implementation of the system or cause it to perform below anticipated service levels. Failure to complete the transition to the new system expeditiously could impact administrative efficiencies the Company expects to gain as described above.

Government Regulation and Environmental Matters

     The Company and its customers are subject to Federal and state regulation in the United States, and some of the Company's vendors are located overseas and are therefore subject to regulation by foreign governments. The Company cannot predict the extent to which future legislative and regulatory developments concerning its practices and products may affect the Company. The Company is also subject to numerous federal, state and local laws and regulations relating to such matters as safe working conditions, fire hazard control and the handling and disposal of hazardous or infectious materials or substances and emissions of air pollutants. The Company leases properties which are subject to environmental laws and regulations. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations. The Company believes it is currently in material compliance with all applicable laws and regulations.

Trademarks

     The Company is not able to register the trademarks "Century Maintenance Supply" or "Century" with the United States Patent and Trademark Office because a third party owns a federal registration for the mark "Century." The Company, at this time, is not prevented from using the Century name; however, it is possible that this third party could bring an infringement action against the Company for the use of the name. If an infringement action were successful, it is possible that the Company would be prohibited from using the Century name on a regional, or possibly national, basis.

Employees

     As of March 29, 1999, the Company employed 678 full-time employees and nine part-time employees. None of the Company's employees are represented by unions and the Company considers its employee relations to be good.

Item 2.        Properties.

     The Company currently operates in 34 different geographic markets, each with a distribution center ranging in size from 10,400 to 78,608 square feet. The Company leases all of its distribution centers, with lease expiration dates ranging from May 1999 to March 2004. Management believes significant additional capacity can be added at minimal cost to most of the locations utilizing available contiguous space. Century recently moved into a new headquarters in Stafford, Texas. The new 114,000 square foot facility has allowed the Company to centralize corporate functions such as purchasing, receivables, accounting, national sales, and catalog production. The Houston distribution center has moved into this new facility as well.

Item 3.        Legal Proceedings.

     The Company is party to lawsuits and other proceedings, including suits relating to product liability and patent infringement. While the results of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect that ultimate liabilities, if any, will have a material adverse effect on the financial position, results of operations of the Company, or cash flow.

Item 4.        Submission of Matters to a Vote of Security Holders.

None.

                                    PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder
               Matters.

     There is no established public trading market for the Company's Common Stock. All of the Common Stock of the Company is held by 14 holders of record.

     The Company has not paid cash dividends to its stockholders in the past two years, and does not intend to pay cash dividends to its stockholders in the foreseeable future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results Operations--Liquidity and Capital Resources" for a discussion of restrictions on the Company's ability to pay cash dividends.

Item 6.        Selected Financial Data.

     The following selected financial data should be read in conjunction with Management's Discussion and Analysis and Results of Operations and the consolidated financial statements of the Company as of December 31, 1997 and 1998 and for the three years in the period ended December 31, 1998, included elsewhere in this Report on Form 10-K. The Operating Data for the years ended December 31, 1995, 1996, 1997, and 1998 and the Balance Sheet Data as of December 31, 1995, 1996, 1997 and 1998 are derived from audited consolidated financial statements of the Company. The Operating Data for the year ended December 31, 1994 and the Balance Sheet Data as of December 31, 1994 are derived from unaudited financial statements of the Company. In 1998 the Company completed the Recapitalization (see "Item 7. Management's Discussion and Analysis and Results of Operations--The Recapitalization") which significantly affected 1998 financial data.

                                                                                      Fiscal Year
                                                 -----------------------------------------------------------------------------------
                                                     1994             1995             1996              1997              1998
                                                 ------------     ------------     -------------     -------------     -------------
                                                                                   (dollars in thousands)
Operating Data:
Net sales....................................... $     56,873     $     80,115     $     103,113     $     146,166     $  200,488
Cost of goods sold..............................       42,215           59,201            75,552           105,636        145,710
                                                 ------------     ------------     -------------     -------------     ----------
Gross profit....................................       14,659           20,915            27,561            40,530         54,778
Operating expenses:
 Selling, general and administrative expenses...       11,225           15,256            17,271            22,264         30,198
 Recapitalization expenses(a)...................           --               --                --                --          7,982
 Stock based compensation charges(b).............          --               --                --             6,969          4,092
                                                 ------------     ------------     -------------     -------------     ----------
Total operating expenses........................       11,225           15,256            17,271            29,233         42,272
                                                 ------------     ------------     -------------     -------------     ----------
Operating income................................        3,434            5,659            10,290            11,297         12,506
Interest expense................................          461              790               865             1,147          5,327(c)
                                                 ------------     ------------     -------------     -------------     ----------
Income before income taxes and minority interest        2,973            4,869             9,425           10,150           7,179
Provision for income taxes(d)...................          705            1,359             2,798             6,370          5,380
                                                 ------------     ------------     -------------     -------------     ----------
Income before minority interest.................        2,268            3,510             6,627             3,780          1,799
Minority interest in earnings of subsidiaries...          482              682             1,237               848             --
                                                 ------------     ------------     -------------     -------------     ----------
Net income...................................... $      1,786     $      2,829     $       5,390     $       2,932     $    1,799
                                                 ============     ============     =============     =============     ==========

                                                                                            Fiscal Year
                                                      -----------------------------------------------------------------------------
                                                          1994              1995             1996              1997          1998
                                                      ------------     ------------     -------------     ------------- -----------
                                                                                      (dollars in thousands)
Other Financial Data:
EBITDA(e)...........................................      $  3,705         $  6,031         $  10,723        $ 12,066      $ 13,569
Adj. EBITDA(f)......................................      $  3,705         $  6,031         $  10,723        $ 19,035      $ 25,643
Adj. EBITDA margin(g)...............................           6.5%             7.5%             10.4%           13.0%         12.8%
Depreciation & amortization.........................      $    271         $    372         $     433        $    769      $  1,063
Capital expenditures................................      $    524         $    461         $     513        $  1,534      $    937
Ratio of Adj. EBITDA to interest expense............           8.0x             7.6x             12.4x           16.6x          4.8x
Ratio of total debt to Adj. EBITDA..................           1.9x             1.6x              1.1x            1.0x          3.8x
Other Data:
Distribution centers................................            13               17                20              29            32
Comparable center sales growth(h)...................          26.7%            28.2%             21.0%           20.8%         21.3%
Active customers(i).................................           N/A           13,436            16,659          24,521        27,300
Cash Flow Data:
Net cash provided by (used in) operating activities.      $ (2,529)        $   (589)        $     785        $  6,304      $(12,617)
Net cash (used in) investing activities.............          (436)            (458)             (493)         (9,575)         (865)
Net cash provided by financing activities...........         4,185            1,088             2,083           4,946        10,526

Balance Sheet Data:
Working capital.....................................       $ 8,799         $  9,413         $  14,456        $ 25,617      $ 37,921
Operating working capital(j)........................         9,271           13,778            20,065          29,487        38,877
Total assets........................................        19,630           22,981            32,936          57,254        73,867
Redeemable preferred stock..........................            --               --                --              --        37,309
Total debt..........................................         6,993            9,385            12,253          18,997        98,700
Stockholders' equity (deficit)......................         5,053            6,578            11,035          25,568       (81,816)

______________________
(a) Transaction costs related to the Recapitalization. See Note 1 to the Company's audited consolidated financial statements.
(b) 1997 data reflects (i) charges of $6.3 million for the difference between the fair market value of stock exchanged by minority stockholders in connection with the Reorganization (as described below in "Item 7. Management's Discussion and Analysis and Results of Operations") and the recorded basis of minority stockholder interests consisting of amounts paid by such stockholders for their stock in the Company's subsidiaries and their allocated earnings reflected as charges to minority interest in earnings of subsidiaries through June 30, 1997 and (ii) with respect to stock options granted in July 1997, charges of $0.6 million representing the difference between the fair market value of Common Stock and the exercise price of the related options at the respective date of grant. 1998 data reflects a charge of $4.1 million for the redemption of stock options as part of the Recapitalization for the difference between the redemption price and the exercise price of the stock options less any previously recognized charge related to the grant of the stock options.
(c) Interest expense in 1998 includes amortization of deferred financing fees.
(d) As part of the Common Control Mergers (as defined in Note 8 to the Company's audited consolidated financial statements) the Company acquired certain operations that were not previously subject to federal income taxes. Income from these operations subsequent to the Reorganization are subject to federal income taxes.
(e) EBITDA represents net income before depreciation and amortization, interest expense and income tax expense. EBITDA is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. The Company has included a measurement based on EBITDA because it is one way in which the Company monitors its performance and because it is commonly used by certain investors and analysts to (i) analyze and compare companies on the basis of operating performance, leverage and liquidity and (ii) determine a company's ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, income from operations or cash flow as an indication of the Company's operating performance, nor does it represent funds available for management's discretionary use. EBITDA presented by the Company may not be comparable to EBITDA defined and presented by other companies.
(f) Adjusted EBITDA represents net income before depreciation and amortization, interest expense, income tax expense, recapitalization expenses and the stock based compensation charge. Adjusted EBITDA is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. The Company has included a measurement based on Adjusted EBITDA because it is one way in which the Company monitors its performance and because it is commonly used by certain investors and analysts to (i) analyze and compare companies on the basis of operating performance, leverage and liquidity and (ii) determine a company's ability to service debt. In addition, certain covenants in the Certificate of Designation are based upon a concept similar to Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, income from operations or cash flow as an indication of the Company's operating performance, nor does it represent funds available for management's discretionary use. Adjusted EBITDA presented by the Company may not be comparable to Adjusted EBITDA defined and presented by other companies.
(g) Represents ratio of Adjusted EBITDA to net sales.
(h) Does not include centers acquired through the Nationwide Acquisition (as described below in "Item 7. Management's Discussion and Analysis and Results of Operations").
(i) Includes those customers who have placed at least two orders over the previous 12 month period.
(j) Operating working capital represents current assets, excluding cash, less current liabilities, excluding the current portion of long-term debt and note payable.

Item 7.        Management's Discussion and Analysis and Results of Operations.

General

     Century has grown through a combination of increasing sales at its existing distribution centers, by opening new distribution centers and through the acquisition of Nationwide Apartment Supply, Inc. As part of its strategy of expanding into new geographic markets, the Company opened 17 new distribution centers from 1994 through 1998. Historically, a typical center breaks even within three years of opening, and operating margins continue to improve as the center's revenue grows. In July 1997, the Company acquired Nationwide (the "Nationwide Acquisition"), which added 11 distribution centers principally in the midwestern United States, three of which were consolidated into existing Century centers.

     On June 30, 1997, the Company acquired all of the outstanding minority shareholder interests in each of the Company's subsidiaries in exchange for common stock of the Company (the "Reorganization"). The exchanges were completed at fair market value and resulted in the Company issuing 1,681,324 shares of common stock to the minority shareholders.

     On June 30, 1997, the Company purchased all of the assets of the general maintenance supply operations of Century Airconditioning Supply, Inc. ("CAC"), which were located in San Antonio and Austin, Texas (such acquired assets to be called "SA/A"), with 1,702,703 shares of the Company's common stock. The number of shares was determined based on the fair value of the operations acquired divided by the fair value per share of common stock of the Company. Also on June 30, 1997, the Company sold one of its subsidiaries, Air Management, Inc. ("Air Management"), which is in the heating and air conditioning business, to CAC for $215,000. The sales price was based on the fair value of the subsidiary sold. The transactions (the "Common Control Mergers") were conducted between the Company and CAC, which were under common control prior to consummation of the Recapitalization. Therefore the transactions were recorded at historical cost in a manner similar to pooling of interest. As part of the Common Control Mergers, the operations acquired were not previously subject to federal income taxes. Income from these operations subsequent to the June 30, 1997 transactions is subject to federal income taxes.

The Recapitalization

     On July 8, 1998, the Company completed a recapitalization (the "Recapitalization") pursuant to which affiliates of Freeman Spogli & Co. LLC ("FS&Co.") invested $67.5 million, a director of the Company invested $750,000, and a third party, The Parthenon Group, invested $125,000, in cash for common stock of the Company (the "Common Stock Investment") and stockholders of the Company (the "Continuing Stockholders") retained common stock with a value of $54.2 million (based on the valuation of the Company used in the Recapitalization). As part of the Recapitalization, shares of Series A 13 1/4% Senior Exchangeable PIK Preferred Stock due 2010 of the Company (the "Initial Preferred Stock") with an aggregate liquidation preference of $28.0 million were sold in a private placement to institutional investors. In addition, shares of Series B 13 1/4% Senior Exchangeable Preferred Stock of the Company with an aggregate liquidation preference of $12.0 million were sold to FS&Co. and Dennis
C. Bearden, the Company's Chief Executive Officer, in a private placement that was consummated simultaneously with the sale of the Initial Preferred Stock (the "Private Placement" and, together with the sale of the Initial Preferred Stock, the "Sales of Preferred"). Immediately following consummation of the Recapitalization, FS&Co. and the Continuing Stockholders beneficially owned approximately 55.1% and 44.2% of the outstanding common stock of the Company, respectively, and FS&Co. and Mr. Bearden beneficially owned 10.0% and 20.0% respectively of the outstanding preferred stock of the Company.

     On July 8, 1998, the Company entered into a credit agreement (the "Credit Facility") providing for a $100.0 million secured term loan facility (the "Term Loan Facility"), which was funded in connection with the consummation of the Recapitalization, and a $25.0 million revolving loan facility (the "Revolving Credit Facility"). The Revolving Credit Facility will be available to the Company and its subsidiaries (i) for future working capital and general corporate purposes, (ii) to finance certain permitted acquisitions, and (iii) for issuing commercial and standby letters of credit.

     The sale of the Initial Preferred Stock and the Private Placement and the application of the net proceeds from each, the payments to the Continuing Stockholders and to option holders under the Recapitalization Agreement, the Common Stock Investment and the related borrowings under the Credit Facility are collectively referred to herein as the "Recapitalization."

     On February 19, 1999, the Initial Preferred Stock was exchanged for Century's Series C 13 1/4% Senior Exchangeable PIK Preferred Stock (the "Exchange Preferred Stock"), which was registered under the Securities Act pursuant to Century's Registration Statement on Form S-4, as amended, effective January 21, 1999.

Results of Operations

     The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.

                                                                 Fiscal Year
                                                       --------------------------------
                                                         1996        1997        1998
                                                       -------     --------    --------
Net sales..........................................    $103,113    $146,166    $200,488
Cost of goods sold.................................      75,552     105,636     145,710
                                                       --------    --------    --------
   Gross profit....................................      27,561      40,530      54,778
Selling, general and administrative expenses.......      17,271      22,264      30,198
Recapitalization expenses..........................          --          --       7,982
Stock compensation charges.........................          --       6,969       4,092
                                                       --------    --------    --------
   Total operating expenses........................      17,271      29,233      42,272
Operating income...................................      10,290      11,297      12,506
Interest expense...................................         865       1,147       5,327
                                                       --------    --------    --------
Income before income taxes and minority interest...       9,425      10,150       7,179
Provision for income taxes...............                 2,798       6,370       5,380
                                                       --------    --------    --------
Income before minority interest....................    $  6,627    $  3,780    $  1,799
                                                       ========    ========    ========
                                                                    Fiscal Year
                                                       --------------------------------
                                                         1996        1997        1998
                                                       -------     --------    --------
Net sales..........................................       100.0%      100.0%      100.0%
Cost of goods sold.................................        73.3        72.3        72.7
                                                       --------    --------    --------
   Gross profit....................................        26.7        27.7        27.3
Selling, general and administrative expenses.......        16.7        15.2        15.1
Recapitalization expenses..........................          --          --         4.0
Stock compensation charges.........................          --         4.8         2.0
                                                       --------    --------    --------
   Total operating expenses........................        16.7        20.0        21.1
   Operating income................................        10.0         7.7         6.2
Interest expense...................................         0.8         0.8         2.7
                                                        -------    --------    --------
Income before income taxes and minority interest...         9.1         6.9         3.6
Provision for income taxes...............                   2.7         4.4         2.7
                                                        --------   --------    --------
Income before minority interest....................         6.4%        2.6%        0.9%
                                                        =======    ========    ========

     Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Net sales for fiscal 1998 were $200.5 million, an increase of $54.3 million or 37.2% over fiscal 1997. This increase in net sales was primarily due to the Nationwide Acquisition, comparable center growth and the opening of three new distribution centers. The Nationwide Acquisition, which was consummated on July 11, 1997, added 11 new centers (three of which were consolidated into existing centers in November 1997) and contributed $39.6 million in net sales in fiscal 1998 as compared to $18.9 million in net sales for fiscal 1997. Additionally, a new center in Fort Worth, Texas was opened in the first quarter of fiscal 1998, and centers in Miami, Florida and Oklahoma City, Oklahoma were opened in the third quarter of fiscal 1998.

     The Company's gross profit for fiscal 1998 was $54.8 million, an increase of $14.2 million or 35.2% over fiscal 1997. As a percentage of net sales, the Company's gross profit decreased to 27.3% in fiscal 1998 from 27.7% in fiscal 1997. This decrease in gross profit as a percentage of net sales was due primarily to an increase in indirect cost in the new distribution centers, such as labor and freight. The decrease is also attributable to increased use of temporary labor to accommodate higher HVAC sales during the third quarter of fiscal 1998.

     Selling, general and administrative expense, consisting primarily of payroll, occupancy related and vehicle base expenses totaled $30.2 million in fiscal 1998, an increase of $7.9 million or 35.6% over fiscal 1997. Of this amount, $2.8 million was attributable to the Nationwide Acquisition. As a percentage of net sales, selling, general and administrative expense decreased to 15.1% in fiscal 1998 from 15.2% in fiscal 1997. This decrease was primarily driven by improved efficiencies realized after the Nationwide Acquisition and by the continued leveraging of the Company's infrastructure as sales per warehouse increased, offset by the cost of new center openings, primarily in the third quarter of fiscal 1998.

     Interest expense for fiscal 1998 was $5.3 million, an increase of $4.2 million or 364.4% from fiscal 1997, due to the additional debt incurred in the Nationwide Acquisition and in the Recapitalization.

     Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Net sales for fiscal 1997 were $146.2 million, an increase of $43.1 million or 41.8% over fiscal 1996. This increase in net sales was primarily due to comparable center growth, the Nationwide Acquisition and the opening of new distribution centers. Net sales from centers opened before fiscal 1996 increased $20.7 million or 20.8% from fiscal 1996 to fiscal 1997 due to increases in market share. The Nationwide Acquisition added 11 new centers (three of which were consolidated into existing centers in November 1997) and contributed $18.9 million to net sales in fiscal 1997. Additionally, a total of four new centers were opened in fiscal 1996 and fiscal 1997, which contributed an incremental $3.1 million in net sales in fiscal 1997.

     The Company's gross profit for fiscal 1997 was $40.5 million, an increase of $13.0 million or 47.1% over fiscal 1996. As a percentage of net sales, the Company's gross profit increased to 27.7% in fiscal 1997 from 26.7% in fiscal 1996. The Company has been able to improve its gross profit margin through lower material cost and increased purchase discounts. This improvement was offset to some extent by the Nationwide Acquisition, which historically has had lower gross margins than Century.

     Selling, general and administrative expense, consisting primarily of payroll, occupancy related and vehicle base expenses totaled $22.3 million in fiscal 1997, an increase of $5.0 million or 28.9% over fiscal 1996. Of this amount, $3.0 million was attributable to the Nationwide Acquisition. As a percentage of net sales, selling, general and administrative expense decreased to 15.2% in fiscal 1997 from 16.7% in fiscal 1996. This decrease was primarily driven by improved efficiencies realized after the Nationwide Acquisition and by the continued leveraging of the Company's infrastructure as sales per warehouse increased.

     Stock based compensation charges in fiscal 1997 reflected (i) charges of $6.3 million for the difference between the fair market value of stock exchanged by minority stockholders in connection with the Reorganization and the recorded basis of minority stockholder interests consisting of amounts paid by such stockholders for their stock in the Company's subsidiaries and their allocated earnings reflected as charges to minority interest in earnings of subsidiaries and (ii) with respect to stock options granted in fiscal 1997, charges of $0.6 million representing the difference between the fair market value of Common Stock and the exercise price of the related options at the respective date of grant.

     Interest expense for fiscal 1997 was $1.1 million, an increase of $0.3 million or 32.7% from fiscal 1996, primarily due to the additional debt incurred in the Nationwide Acquisition.

Liquidity and Capital Resources

     The Company's primary capital requirements have been the funding of its continued distribution center expansion program, inventory requirements and the development and implementation of customized information systems. From 1996 to 1998, the Company opened eight new distribution centers. The Company has financed its growth through a combination of internally generated funds and borrowings.

     In fiscal 1998, net cash used in operating activities was $12.6 million due primarily to expenses related to the Recapitalization and increased sales volume which resulted in increased working capital needs. Net cash used in investing activities in fiscal 1998 was $0.9 million and was comprised of capital expenditures and was partially offset by sales of property. Net cash provided by financing activities in fiscal 1998 was $10.5 million, related primarily to the Recapitalization.

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

     The Company currently anticipates that its capital expenditures for 1999 and 2000 will be $2.0 million in each year. Inventories were $34.7 million as of December 31, 1998 and $23.9 million at December 31, 1997. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same day or next day filling of most orders. The Company anticipates that its inventory levels will continue to increase primarily to support higher sales volumes and new center openings. Trade accounts receivable, net of allowances were $19.1 million at December 31, 1998 and $15.0 million at December 31, 1997. The Company generally offers 30-day credit terms to its customers. The Company's working capital requirements are typically higher in the second and third quarters to meet seasonal demand. This is due primarily to the fact that more people move during the summer months when school is out, causing apartment managers to purchase more supplies to make apartments ready for new occupants. Also, hot summer months translate into a higher volume of HVAC sales due to the need for air conditioning parts.

     The Company has outstanding indebtedness consisting of borrowings of $98.7 million under the Term Loan Facility. In addition to its operating cash flow, the Company has access to a total of $25.0 million through the Revolving Credit Facility. As of March 29, 1999, the Company had no outstanding borrowings under the Revolving Credit Facility. The Tranche A Term Facility will mature on the fifth anniversary of initial borrowing and the Tranche B Term Facility will mature on the seventh anniversary of initial borrowing. Annual required principal payments on the Term Loan Facility on each anniversary of initial borrowing will be $3.6 million, $4.6 million, $7.6 million, $12.6 million, $14.6 million, $23.0 million and $34.0 million. The Revolving Credit Facility will mature on the fifth anniversary of the Credit Facility. The interest rate under the Credit Facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 2.75% (for the Tranche B Term Facility) per annum or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 1.75% (for the Tranche B Term Facility) per annum. If the Company achieves performance goals as agreed upon, rates under the Tranche A Term Facility and the Revolving Credit Facility will be reduced in increments as agreed. The Company also covenanted to enter into specified interest rate protection arrangements, including interest rate swaps, to reduce the Company's exposure to fluctuations in the rates of interest payable under the Credit Facility. In mid-July, 1998, the Company entered into such interest rate swap transactions with respect to $50.0 million of borrowings under the Term Loan Facility, which became effective September 30, 1998. At March 29, 1999 the interest rate for the Revolving Credit Facility was 9.25%, the Tranche A Facility was 7.8125% and the Tranche B Facility was 8.0625%. The interest rate for the portion of the Term Loan Facility under the interest rate swap is 8.54% for $19.5 million under the Tranche A Facility and 8.81% for $29.9 million under the Tranche B Facility. A commitment fee of 0.5% per annum will be charged on the unused portion of the Credit Facility. The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company and its subsidiaries (including the capital stock of the subsidiaries).

     Borrowings under the Credit Facility are required to be prepaid with (a) 75% (or 50% upon satisfaction of a debt to adjusted EBITDA ratio) of the Company's Excess Cash Flow, (b) 100% of the net proceeds of issuances of debt obligations of the Company and its subsidiaries, (c) 100% of the net cash proceeds from asset dispositions of the Company and its subsidiaries, (d) 50% of the net proceeds of issuances of equity of the Company and its subsidiaries, except that if an equity issuance occurs other than as part of a Public Equity Offering (as defined) of the Company's common stock, then 100% of the net proceeds of such offering are required to be applied to prepay the Credit Facility, and (e) 100% of the net proceeds from insurance recoveries over $1.0 million and condemnations, after application of such insurance recoveries or condemnation proceeds to repair the property involved. "Excess Cash Flow," for any period, means EBITDA (as defined) for such period, less the sum of (a)(i) permitted capital expenditures, (ii) taxes, (iii) consolidated interest expense,
(iv) increases in Adjusted Working Capital (as defined) for such period, (v) scheduled and mandatory payments of debts, (vi) voluntary prepayments of the Term Loan Facility, (vii) payments in connection with purchases of the Company's Capital Stock; (viii) cash consideration paid for certain permitted acquisitions (but excluding cash consideration funded by a borrowing under the Revolving Credit Facility), and (ix) cash dividends paid on the Exchange Preferred Stock to the extent permitted by the Credit Facility, plus the sum of: (b)(i) decreases in adjusted working capital for such period, (ii) refunds of taxes paid in prior periods, and (iii) proceeds of certain indebtedness.

     The Credit Facility contains covenants restricting the ability of the Company and the Company's subsidiaries to, among others, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock, (iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures, (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA and (e) an interest coverage ratio. The Company is in compliance, as of March 29, 1999, with the material provisions of the Credit Facility.

     In connection with the Recapitalization, the Company issued 280,000 shares of its Initial Preferred Stock with an aggregate liquidation preference of $28.0 million, and 120,000 shares of preferred stock issued pursuant to the Private Placement, with an aggregate liquidation preference of $12.0 million. On February 19, 1999, the Initial Preferred Stock was exchanged for the Company's Series C 13 1/4% Senior Exchangeable PIK Preferred Stock due 2010 which has been registered under the Securities Act pursuant to the Company's Registration Statement on Form S-4, as amended, effective January 21, 1999. At the election of the Company, dividends on the Exchange Preferred Stock may be paid in kind until July 1, 2003 and thereafter must be paid in cash. The Credit Facility currently prohibits the payment of cash dividends on the Exchange Preferred Stock. The Exchange Preferred Stock is mandatorily redeemable upon a change of control and on July 1, 2010.

     The Company is a holding company and relies on dividends and other distributions from its subsidiaries as its primary source of liquidity. The Company does not have and in the future may not have any assets other than the capital stock of its subsidiaries. The ability of subsidiaries of the Company to make payments to the Company when required may be restricted by law and restricted or prohibited under the terms of the Credit Facility and future indebtedness of the Company. No assurance can be made that subsidiaries of the Company will be able to pay cash dividends or make other distributions to the Company.

     The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings under the Revolving Credit Facility, will be sufficient to fund its debt service obligations and implement its growth strategy over the next 12 months.

Year 2000 Compliance

     The following discussion about the implementation of the Company's Year 2000 program, the costs expected to be associated with the program and the results the Company expects to achieve constitute forward-looking information. As noted below, there are many uncertainties involved in the Year 2000 issue, including the extent to which the Company will be able to adequately provide for contingencies that may arise, as well as the broader scope of the Year 2000 issue as it may affect third parties. Accordingly, the costs and results of the Company's Year 2000 program and the extent of any impact on the Company's results of operations could vary materially from that stated herein.

     A significant percentage of the software that runs most computers relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company has completed the identification of all necessary internal software changes to ensure that it does not experience any loss of critical business functionality due to the Year 2000 issue. The Company has already completed an assessment of all internal software, hardware and operating systems. The Company has improved its information system capabilities by purchasing a new system that is Year 2000 compliant. The Company does not believe that its systems will encounter any material "Year 2000" problems. The new system is estimated to be in place by fall 1999. The Company believes that this conversion to a new operating system will minimize the business risk of Year 2000 issues.

     The Company also relies, directly and indirectly, on the external systems of various independent business enterprises, such as its customers, suppliers, creditors, financial organizations, and of governments, for the accurate exchange of data and related information. The Company could be affected as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts. The Company has implemented a program to assess and monitor the progress of these third parties in resolving Year 2000 issues, and to determine whether any Year 2000 issues encountered by a third party would pose a business risk to the Company. The Company has developed a survey and distributed it to its vendors and customers to assess its Year 2000 risk based on the Year 2000 issues of these third parties. The Company expects responses by April 30, 1999. The Company believes the worst case scenario in the event of a Year-2000 related failure would be the lack of Year 2000 compliance on the part of certain of the Company's vendors. The Company has begun to develop contingency plans in the event such a business interruption caused by Year 2000 problems should occur, including investigating back-up suppliers who are Year 2000 compliant. The Company does not expect the cost of the survey procedure to be material. The Company cannot assure that Year 2000 related systems issues of third parties will be corrected in a timely manner or that the failure of these third parties to correct these issues would not have a material adverse effect on the Company.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks.

     Quantitative Disclosures. The Company is exposed to certain market risks inherent in its financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to the Company's acquisitions of related businesses. Certain of the Company's financial instruments are fixed rate, short-term investments which are held to maturity. The Company is subject to interest rate risk on its existing long-term debt and any future financing requirements. The Company's variable rate debt relates to borrowings under the Credit Facility (see "Item 7. Management's Discussion and Analysis and Results of Operations--Liquidity and Capital Resources"). Notional amounts related to interest rate swaps are used to calculate cash flows to be exchanged under the swap agreement.

     The following table presents the future principal cash flows and weighted-average interest rates expected on Century's existing long-term debt instruments and interest rate swaps.

             Principal (Notional) Amount by Expected Maturity Date
                           (as of December 31, 1998)

                                                                                                                            Fair
                                                                                                                            Value
                                                Fiscal       Fiscal       Fiscal       Fiscal                             at Dec 31,
                                Fiscal 1999      2000         2001         2002         2003      Thereafter      Total      1998
                                -----------   --------    ---------    ---------     --------    -----------   --------    ---------
                                                                (dollars in thousands)
Liabilities

Long-term Debt, including
 current portion
   Variable Rate Debt              $ 4,000      $ 5,500      $ 9,500      $13,000      $ 7,000    $    --         $39,000   $39,000
   Interest Rate                LIBOR +       LIBOR +      LIBOR +      LIBOR +      LIBOR +      LIBOR +
                                2.50%         2.50%        2.50%        2.50%        2.50%        2.50%

Long-term Debt, including
 current portion
   Variable Rate Debt              $   600      $   600      $   600      $   600      $11,800       $45,500      $59,700   $59,700
   Interest Rate                LIBOR +       LIBOR +      LIBOR +      LIBOR +      LIBOR +      LIBOR +
                                2.75%         2.75%        2.75%        2.75%        2.75%        2.75%

Interest Rate Derivative
 Instruments Related to Debt

Interest Rate Swaps
   Pay Fixed/Receive
    Variable (Notional
    Amounts)(a)                    $18,750      $16,656      $13,875
   Pay Rate                           8.54%        8.54%        8.54%
   Receive Rate                 LIBOR +       LIBOR +      LIBOR +
                                2.50%         2.50%        2.50%                                                            $ 1,294

Interest Rate Swaps
   Pay Fixed/Receive
    Variable (Notional
    Amounts)                                                 $29,925
   Pay Rate                           8.81%        8.81%        8.81%
   Receive Rate                 LIBOR +       LIBOR +      LIBOR +
                                2.75%         2.75%        2.75%                                                            $ 1,270

(a) Notional amounts are averages of the quarterly settlement amounts which decline quarterly over the life of the swap from $20M at December 31, 1998 to $13M at September 30, 2001.

    Qualitative Disclosures. The Company's primary exposure relates to (1) interest rate risk on long-term and short-term borrowings, (2) the Company's ability to pay or refinance long-term borrowings at maturity at market rates,
(3) the impact of interest rate movements on the Company's ability to meet interest expense requirements and exceed financial covenants and (4) the impact of interest rate movements on the Company's ability to obtain adequate financing to fund future acquisitions. The Company manages interest rate risk on its outstanding long-term and short-term debt through the use of variable rate debt and interest rate swaps. While the Company can not predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management evaluates the Company's financial position on an ongoing basis.

Item 8.        Financial Statements and Supplementary Data.

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Report of Form 8-K."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The following table sets forth information regarding the executive officers and directors of the Company as of March 29, 1999:

Name                       Age   Position with the Company
----                       ---   -------------------------
Dennis C. Bearden........   48   Chief Executive Officer and Director
Charles L. Littlepage....   37   Chief Operating Officer and Director
Richard E. Penick........   42   Chief Financial Officer and Director
Don R. Hodina............   45   President of Nationwide Division
Mark J. Doran............   35   Director
William C. Johnson.......   59   Director
Jon D. Ralph.............   34   Director
J. Frederick Simmons.....   44   Director
Ronald P. Spogli.........   51   Director

     Dennis C. Bearden is Chief Executive Officer and director of the Company. Mr. Bearden has held these positions since the Company's inception in 1988. Mr. Bearden entered the multifamily apartment market in 1973 by forming Century Airconditioning Supply, which sold air conditioning components to apartment communities in the Houston area.

     Charles L. Littlepage is Chief Operating Officer and became a director of the Company after the Recapitalization. Mr. Littlepage has been with the Company since February 1988 and was named Chief Operating Officer in September 1997. Mr. Littlepage also served as the national purchasing director from January 1995 to September 1997 and Austin branch manager from February 1988 to September 1997. In addition, he was on the Executive Committee for the Austin Apartment Association and served as a board member for both the Texas and Austin Apartment Associations. Prior to joining the Company, Mr. Littlepage served as a manufacturer's representative from 1980 to 1988.

     Richard E. Penick is Chief Financial Officer, a position he has held since joining the Company in September 1992, and became a director of the Company after the Recapitalization. Prior to joining the Company, Mr. Penick was a principal for the accounting firm of Penick and Penick. He has provided accounting and other professional services to Mr. Bearden and the Company since 1977. Mr. Penick is a Certified Public Accountant.

     Don R. Hodina is President of Nationwide Division of the Company. Mr. Hodina has been with the Company since July 1997 following the acquisition of the Nationwide Apartment Supply. Mr. Hodina served as President of Nationwide since its inception in 1992. In 1985, Mr. Hodina formed Maintenance Headquarters in Indianapolis which became Nationwide Apartment Supply in 1992.

     Mark J. Doran became a director of the Company in connection with the Recapitalization. Mr. Doran joined an affiliate of FS&Co. in 1988 and became a Principal in January 1998, where his responsibilities include analyzing potential investments and participating in strategic and financial initiatives as they relate to portfolio companies. Prior to joining FS&Co., Mr. Doran spent two years at Kidder, Peabody & Co. Incorporated where he served as a Corporate Finance Analyst in the High Yield Bond Department. Mr. Doran is also a director of AFC Enterprises, Inc., Advance Holding Corporation and Advance Stores Company, Incorporated.

     William C. Johnson became a director of the Company in connection with the Recapitalization. Mr. Johnson served as Chief Executive Officer of Grolier Incorporated, a publishing and printing company, from March 1990 to December 1994, and served as Chairman of the Board and Chief Executive Officer of Fingerhut Corporation, a retail catalog company, from 1982 to 1989. Mr. Johnson has been a director of Brylane Inc., a retail catalog company, since 1994 and served as its Vice Chairman from June 1995 to April 1998.

     Jon D. Ralph became a director of the Company in connection with the Recapitalization. Mr. Ralph joined an affiliate of FS&Co. in 1989 and became a Principal in January 1998, where his responsibilities include analyzing potential investments and participating in strategic and financial initiatives as they relate to portfolio companies. Prior to joining FS&Co., Mr. Ralph spent three years at Morgan Stanley & Co. Incorporated where he served as an Analyst in the Investment Banking Division. Mr. Ralph is also a director of EnviroSource, Inc., The Pantry, Inc., River Holding Corp. and Hudson Respiratory Care Inc.

     J. Frederick Simmons became a director of the Company in connection with the Recapitalization. Mr. Simmons joined an affiliate of FS&Co. in 1986 and became a Principal in 1991, where his responsibilities include analyzing potential investments and participating in strategic and financial initiatives as they relate to portfolio companies. Mr. Simmons is also a director of EnviroSource, Inc.

     Ronald P. Spogli became a director of the Company in connection with the Recapitalization. Mr. Spogli is a founding principal of an affiliate of FS&Co., which was founded in 1983, where his responsibilities include analyzing potential investments and participating in strategic and financial initiatives as they relate to portfolio companies. Mr. Spogli is the Chairman of the Board and a director of EnviroSource, Inc. Mr. Spogli also serves on the Boards of Directors of AFC Enterprises, Inc., River Holding Corp., Hudson Respiratory Care Inc., Advance Holding Corporation and Advance Stores Company, Incorporated.

     Directors of the Company are elected annually and hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. The Board of Directors has no current or proposed committees.

     Executive Officers are elected by, and serve at the discretion of the Board of Directors. The Company has entered into employment agreements with certain of its executive officers. See "Employment Agreements with Messrs. Bearden and Penick."

Item 11.  Executive Compensation.

     The following table sets forth the compensation earned by the Company's Chief Executive Officer and the three other most highly compensated executive officers who earned salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries for the fiscal year ended December 31, 1998 (collectively, the "Named Executive Officers").

                          Summary Compensation Table

                                                                                   Long Term
                                                                                  Compensation
                                                  Annual Compensation                 Awards
                                           ----------------------------------      ------------
                                                                                   Securities
                               Fiscal                           Other Annual       Underlying          All Other
Name and Principal Position    Year        Salary     Bonus     Compensation(1)    options/SARs      Compensation(2)
---------------------------    ----        ------     -----     ---------------    ------------      ------------
Dennis C. Bearden...........      1998     $125,000   $   --     $       --       $  180,000(3)       $    12,750
 Chief Executive Officer          1997      125,000       --             --               --(4)            12,500

Charles L. Littlepage.......      1998     $115,000   $   --     $       --           48,000(3)       $   105,234
 Chief Operating Officer          1997       93,004       --             --           11,503(4)             9,320

Richard E. Penick...........      1998     $106,923   $50,000    $       --           48,000(3)       $   296,629
 Chief Financial Officer          1997       95,000       --             --           34,510(4)            11,050

Don R. Hodina...............      1998     $ 99,996   $   --     $       --              -- (3)       $ 1,124,476
 President of Nationwide          1997      111,027       --             --          161,048(4)            12,132
 Division

_____________________
(1) During 1998, no Named Executive Officer received perquisites and other personal benefits, securities or property in an aggregate amount in excess of the lesser of $50,000 or 10% of the total of such Officer's salary and bonus nor did any such Officer receive any restricted stock award or stock appreciation right.
(2) Represents the annual lease table value of company car and matching contributions by the Company under its 401(k) plan, in the amount of $12,750, $10,200, $11,527 and $4,000 for Mr. Bearden, Mr. Littlepage, Mr.
    Penick and Mr. Hodina, respectively, and the value of options under the Company's 1997 Stock Incentive Plan that were canceled for a cash payment in July 1998 in connection with the Recapitalization, in the amounts of $0, $95,034, $288,102 and $1,120,476 for Mr. Bearden, Mr. Littlepage, Mr. Penick and Mr. Hodina, respectively. See "--Stock Option Plan--1997 Stock Incentive Plan" and Note 10 to the Company's audited consolidated financial statements.
(3) Represents Options granted under the 1998 Stock Option Plan.
(4) Represents Options granted under the 1997 Stock Incentive Plan.

Employment Agreements with Messrs. Bearden and Penick

     On July 8, 1998, the Company entered into employment agreements with Dennis
C. Bearden and Richard E. Penick, and a noncompete agreement with Mr. Bearden (which noncompete agreement also binds Century Airconditioning Supply, Inc. and Air Management Supply, Inc. See "Item 13. Certain Relationships and Related Transactions--Noncompete Agreement"). Mr. Bearden and Mr. Penick will receive an annual base salary in the amount of $125,000 and $115,000, respectively, as well as an annual cash bonus (either pursuant to a bonus or incentive plan of the Company or otherwise) in an amount to be determined by the Board (or a committee thereof) in its sole discretion. Pursuant to the employment agreements, in the event that employment is terminated by the Company without "cause" (as defined therein), or if the employee resigns for "good reason" (as defined), the Company will be required to pay such employee's base salary (and to continue certain benefits) for 24 months, and to pay a portion of the employee's annual bonus, based on the previous year's bonus, accrued up to the date of termination. In addition, in the event that employment is terminated by the Company without "cause" or if the employee resigns for "good reason," and a Change in Control (as defined) of the Company has occurred within the two year period preceding such date of termination, then, in addition to the obligations of the Company to continue such employee's benefits and to pay the portion of the employee's annual bonus as described above, but in lieu of the Company's obligation to continue to pay such employee's base salary for the 24-month period following such date of termination, the Company shall be required to pay to the employee, in a lump sum in cash within 30 days after the date of such termination, an amount equal to two times the sum of the employee's base salary (as in effect on the date of termination or such higher rate as may have been in effect at any time during the 90 day period preceding the date of termination) and the annual bonus paid to such employee for the Company's last full fiscal year. The employment agreements also impose restrictions relating to the disclosure of confidential information and prohibit the employee from knowingly becoming involved in a conflict of interest with the Company.

Compensation of Directors

     Directors of the Company receive no compensation as directors. Directors are reimbursed for their reasonable expenses in attending meetings.

Retirement Plan

     Employees of the Company may contribute to a 401(k) plan. Employees must have 12 months of service and must have attained age 21 to be eligible to participate in the 401(k) plan and may contribute a minimum of 2.0%, up to a maximum of 15.0% of their annual compensation. The Company matches contributions at a rate of 50.0% for contributions by the employee, up to 8.0% of such employee's compensation. The Company contributed approximately, $241,000, $297,000 and $403,000 in 1996, 1997 and 1998 respectively, as matching funds to the plan. No discretionary, lump-sum contributions were made in 1996, 1997 and 1998.

Compensation Committee Interlocks and Insider Participation

     The Board of Directors of the Company determines the compensation of the executive officers.

Stock Option Plan

     1997 Stock Incentive Plan

     In July 1998, the Company entered into agreements with substantially all of the holders of outstanding options to purchase common stock of the Company ("Existing Options") previously granted under the Company's 1997 Stock Incentive Plan. Under these agreements, options to purchase fewer than 1,500 shares of the Company's common stock (before the stock split pursuant to the Recapitalization) were canceled for the right to receive a cash payment per share equal to the difference between the cash merger consideration of approximately $23 per share (the "Cash Merger Consideration") and the exercise price per share (the "Cash Option Consideration"). For options to purchase 1,500 or more shares of the Company's common stock, 50% were retained by the holders and remain outstanding and were adjusted for the stock split, and 50% were canceled for the right to receive the Cash Option Consideration.

     1998 Stock Option Plan

     In July 1998, the Company adopted a new stock option plan (the "Option Plan"), permitting grants of options to purchase approximately 13% of Century's common stock. The Option Plan and each outstanding option thereunder are subject to termination in the event of a change in control of Century, as more particularly described in the Option Plan. In addition, all options granted pursuant to the Option Plan terminates 30 days after termination of employment (unless termination was for cause, in which event an option terminates immediately) or 180 days in the event of termination due to death or disability. The sale of shares received upon the exercise of options are subject to rights of refusal first in favor of the Company and then in favor of Mr. Bearden and FS&Co. on a pro rata basis. In addition, any shares received upon exercise of an option are subject to a repurchase right in favor of the Company at the greater of cost or book value for a period of six months after termination of the optionee's employment (provided, that if employment is terminated due to death or disability, such shares shall be repurchased for fair market value as determined in good faith by the Board). Shares received upon the exercise of options are subject to certain obligations to sell at the request of FS&Co., should FS&Co. propose to sell all or a substantial portion of its interest in the Company to a third-party buyer (with the purchase terms for the optionee and FS&Co. to be identical), or should the optionee's employment or other relationship with the Company terminate. Such shares also possess certain co-sale rights in favor of the optionee should FS&Co. propose to sell all or any portion of its interest in the Company to a third-party buyer, upon the same terms as those offered by such buyer to FS&Co. The rights of first refusal, repurchase rights and co-sale rights will terminate upon the Company's initial public offering.

     Options to purchase 5.0% of the initial outstanding shares of Century's common stock ("Time Vesting Options"), which will be granted in 1.0% annual increments, will vest over a three-year period from date of grant in equal annual installments or, alternatively, granted options will vest in full upon a sale of the Company. Time Vesting

Options will terminate on the seven-year anniversary of the grant date. These options will be granted at an exercise price equal to the then estimated fair market value of the Company's common stock (as determined by the Board). In addition, options to purchase 50,000 shares of the Company's common stock at an exercise price of $10.00 per share were granted to Mr. Johnson, who became a director of the Company upon consummation of the Recapitalization, which options were fully vested on the date of grant.

     Options to purchase approximately 6.5% of the initial outstanding shares of the Company's common stock at an exercise price of $10.00 per share ("Performance Options") will be earned in installments based upon satisfaction
of financial performance targets over a four-year period.   The Performance
Options will terminate on the seven-year anniversary of the grant date.

     In addition, options to purchase approximately 1.5% of the initial outstanding shares of the Company's common stock at an exercise price of $10.00 per share ("Bearden Performance Options") have been granted to Mr. Bearden and will be earned in installments based upon satisfaction of financial performance targets over a three-year period. However, the Bearden Performance Options will not become exercisable until one year after the vesting date, which is the same date such options are earned (except in the event of a sale of the Company, in which case the one year delay will become inapplicable), and will terminate on the seven-year anniversary of the grant date.

     The following table contains information concerning the stock option grants made to each of the Named Executive Officers named below for the year ended December 31, 1998. These stock options were granted in connection with the Recapitalization.

                     Option/SAR Grants in Last Fiscal Year

                                     Individual Grants
-----------------------------------------------------------------------------------------------
                                                                                                   Potential Realizable Value of
                               Number of          Percent of                                           Assumed Annual Rates of
                               Securities       Total Options                                       Stock Price Appreciation for
                               Underlying         Granted to                                                  Option Term(1)
                                Options         Employees in      Exercise Price    Expiration      ----------------------------
          Name                 Granted (#)      Fiscal Year(%)   Per Share ($/sh)     Date (2)         5%($)            10%($)
---------------------------    -----------      --------------   ----------------   ----------      ---------        ------------
Dennis C. Bearden..........    180,000(2)             19.0%           $10.00             7/8/05       732,600           1,708,200
Charles L. Littlepage......     48,000(3)              5.1%           $10.00             7/9/05       195,360             455,520
Richard E. Penick..........     48,000(3)              5.1%           $10.00             7/9/05       195,360             455,520

_____________________
(1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the three-year option term will be at the assumed 5% or 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officer.
(2) Represents the Bearden Performance Options.
(3) All of these options are Performance Options.

     Options representing the right to purchase an aggregate of 671,000 shares of the Company's common stock have been granted under the Option Plan to individuals other than the Named Executive Officers set forth in the table above. All of these options are Performance Options.

Aggregated Option Exercises and Fiscal Year-End Option Values

     No options were exercised in fiscal 1998. See "--Summary Compensation Table" for payments received in connection with the cancellation of options in connection with the Recapitalization. The following table sets forth information with respect to exercisable and unexercisable options held as of December 31, 1998 by each of the Named Executive Officers.

    Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                               Number of Securities
                                                              Underlying Unexercised              Value of Unexercised
                                                                    Options at                    In-the-Money Options at
                              Shares                            December 31, 1998(#)              December 31, 1998($)(1)
                           Acquired on        Value       --------------------------------    --------------------------------
Name                       Exercise(#)      Realized($)      Exercisable     Unexercisable    Exercisable        Unexercisable
----                       -----------      -----------      -----------     -------------    ------------       -------------
Dennis C. Bearden........       --             --                  --            180,000       $     --            $      0
Charles L. Littlepage....       --             --              15,503(2)          44,000           95,015                 0
Richard E. Penick........       --             --              38,510(3)          44,000          285,053                 0
Don R. Hodina............       --             --             161,048(4)              --        1,120,894                --

______________________
(1) Value is determined by subtracting the exercise price from the fair market value of a share of the Company's Common Stock, which as of December 31, 1998 was $10.00, as determined by the Company.
(2) 11,503 Options were granted under the 1997 Stock Incentive Plan, all of which are vested and exercisable, and 48,000 Options were granted under the 1998 Stock Option Plan, 4,000 of which are vested and exercisable.
(3) 34,510 Options were granted under the 1997 Stock Incentive Plan, all of which are vested and exercisable, and 48,000 Options were granted under the 1998 Stock Option Plan, 4,000 of which are vested and exercisable.
(4) All options were granted under the 1997 Stock Incentive Plan, all of which are vested and exercisable.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information, as of March 29, 1999, with respect to the beneficial ownership of capital stock of the Company by (i) each person who beneficially owns more than 5% of such shares, (ii) each of the Named Executive Officers, (iii) each director of the Company and (iv) all Named Executive Officers and directors of the Company as a group.

                                                                                                                 Percent of
                                                                                                                    all
                                                                                  Shares of Series                Preferred
                                             Shares of Common      Percent of        B Preferred                   Stock
Name of Beneficial Owner                         Stock               Class             Stock                     Outstanding
------------------------------------------   ----------------      ----------     -----------------              -----------
Freeman Spogli & Co. LLC(1)................   6,912,501             55.7%               40,000                    10.0%
   Ronald P. Spogli(1)
   J. Frederick Simmons(1)
   Mark J. Doran(1)
   Jon D. Ralph(1)
Dennis C. Bearden(3)(4)....................   3,749,999             30.1%               80,000                    20.0%
Charles L. Littlepage(3)...................     106,137(5)            *                     --                      --
Richard E. Penick(3).......................      69,823(5)            *                     --                      --
Don R. Hodina(3)...........................     161,048(5)           1.3%                   --                      --
William C. Johnson(2)......................     127,083              1.0%                   --                      --
All Named Executive Officers and directors   11,129,008             90.8%                   --                      --
 of the Company as a group (9 individuals)

__________________
*   Less than 1%.
(1) Represents shares of Common Stock that are held of record by FS Equity Partners IV, L.P. ("FSEP IV"). As general partner of FSEP IV, FS Capital Partners LLC ("FS Capital LLC") has the sole power to vote and dispose of the shares owned by FSEP IV. Messrs. Spogli, Simmons, Doran and Ralph and Bradford M. Freeman, William M. Wardlaw, John M. Roth, Charles P. Rullman and Todd W. Halloran are the sole managing members of FS Capital LLC, and as such may be deemed to be the beneficial owners of the shares of the common stock and rights to acquire the common stock owned by FSEP IV. The business address of Freeman Spogli & Co. LLC, FSEP IV, FS Capital LLC, and its sole managing members is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025.
(2) Includes an option to purchase 50,000 shares that is vested and exercisable.
(3) The business address of these individuals is Century Maintenance Supply, Inc., 10050 Cash Road, Suite 1, Stafford, Texas 77477.
(4) Includes Common Stock held by Century Airconditionng Supply, Inc., an entity wholly owned by Mr. Bearden.
(5) Shares of Common Stock for Charles L. Littlepage, Richard E. Penick and Don
    R. Hodina represent shares that are held of record plus any shares issuable pursuant to options held by the person in question that may be exercised within 60 days after the date of this Report. Mr. Littlepage holds options to purchase (i) 11,503 shares of Common Stock at a purchase price of $1.74 per share, all of which are vested and exercisable; and (ii) 48,000 shares of Common Stock at a purchase price of $10.00 per share, 4,000 of which are vested and exercisable. Mr. Penick holds options to purchase (i) 34,510 shares of Common Stock at a purchase price of $1.74 per share, all of which are vested and exercisable; and (ii) 48,000 shares of Common Stock at a purchase price of $10.00 per share, 4,000 of which are vested and exercisable. Mr. Hodina holds options to purchase 161,048 shares of Common at a purchase price of $3.04 per share, all of which are vested and exercisable.

Item 13.  Certain Relationships and Related Transactions.

Shareholders' Agreement

     Amended Shareholders Agreement

     The stockholders of the Company's common stock were party to a shareholders' agreement with the Company and Mr. Bearden which was amended and restated in July 1998 (the "Amended Shareholders' Agreement"). Under the Amended Shareholders' Agreement, all Continuing Stockholders (other than Mr. Bearden) were granted "tag along" rights which provide that if FS&Co. or Mr. Bearden sell all or any part of their shares of the Company's common stock to a third party, the non-selling stockholders have the right to sell up to the same percentage of their shares to that third party on the same terms and conditions. The non-selling stockholders only have tag along rights on a sale by

Mr. Bearden if FS&Co. exercises its own tag along rights. These rights terminate upon the Company's initial public offering.

     Continuing Stockholders (other than Mr. Bearden) are subject to a "drag along" obligation which provides that if FS&Co. wishes to sell all of its common stock of the Company to a third party, FS&Co. may cause such Continuing Stockholders to sell all of their capital stock (common or preferred) to such third party on the same terms and conditions.

     The Amended Shareholders' Agreement provides that no Continuing Stockholder (other than Mr. Bearden) may sell any of its capital stock in the Company for a period of two years after the Recapitalization; this limitation terminates upon the Company's initial public offering. The Amended Shareholders' Agreement also contains a right of first refusal first in favor of the Company, then in favor of Mr. Bearden and FS&Co. on a pro rata basis, and then in favor of the Company's other stockholders (other than holders of the Exchange Preferred Stock) on a pro rata basis, as well as certain transfer restrictions and obligations on termination (including repurchase rights upon the death, divorce or termination of employment of a Continuing Stockholder that operate in a manner substantially identical to the right of first refusal).

     There are employees of the Company who hold Existing Options who do not currently own any of the Company's common stock. See "Item 11. Stock Option Plan." If these employees exercise their options, the shares received upon exercise will become subject to the Amended Shareholders' Agreement.

     New Shareholders' Agreement

     In July 1998, FS&Co., Mr. Bearden and Century Airconditioning Supply, Inc. ("CAC") entered into a new shareholders' agreement (the "Shareholders' Agreement"). Under the Shareholders' Agreement, FS&Co. and Mr. Bearden have the right to purchase their pro rata share of certain new issuances of capital stock by the Company. These rights will terminate upon the Company's initial public offering or once such party's percentage ownership in the Company (calculated on a fully diluted basis) falls below 10%. In addition, the Shareholders Agreement provides that if FS&Co. or Mr. Bearden sells all or any part of their shares in the Company to a third party, the non-selling party has the right to sell up to the same percentage of their shares to that third party on the same terms and conditions. These rights terminate upon the Company's initial public offering. If FS&Co. wishes to sell its entire interest in the Company, it has the right to cause Mr. Bearden to sell all of his shares of capital stock (common or preferred) to such third party on the same terms and conditions. These rights terminate once FS&Co.'s percentage ownership in the Company (calculated on a fully diluted basis) drops below 20% or drops below the percentage then held by Mr. Bearden (provided that no effect shall be given to any shares purchased by Mr. Bearden after the closing of the Recapitalization). In the Shareholders' Agreement, FS&Co. will receive a right of first offer with respect to proposed sales of capital stock of the Company by Mr. Bearden or CAC, and CAC will transfer its securities of the Company to Mr. Bearden should Mr. Bearden ever fail to control 100% of the outstanding capital stock of CAC. These rights terminate in the same manner as FS&Co.'s drag along obligation described above. In the Shareholders' Agreement, each of FS&Co. and Mr. Bearden agreed not to pledge, hypothecate or otherwise encumber any capital stock of the Company held by them, and also agreed not to transfer shares to a third party, except for certain transfers to affiliates (or to a family trust established by Mr. Bearden) or transfers by FS&Co. to its partners after the Company's initial public offering. In addition, for a period of two years from the closing of the Recapitalization, unless consented to by Mr. Bearden, FS&Co. will not sell its capital stock in the Company to certain competitors of the Company; provided, that in the event that the Company's actual operating cash flow during any 12 month period during such two year period exceeds certain targets projected by management (as defined in the Shareholders' Agreement), FS&Co. will then be allowed to sell its capital stock to any potential acquiror, including such competitors. These restrictions upon transfer terminate on the earlier of two years after consummation of the Recapitalization or upon the Company's initial public offering; provided, that FS&Co. and Mr. Bearden will remain subject to the lockup periods described below.

     The Shareholders' Agreement provides that the Board of Directors of the Company shall initially consist of five members nominated by FS&Co. and three members nominated by Mr. Bearden. The members of the Board will include two independent directors if necessary in connection with the Company's initial public offering, which directors will be elected by a majority of the Board and reasonably acceptable to Mr. Bearden. Notwithstanding the foregoing, the Shareholders' Agreement provides that no action of the Company, which under Delaware law would have required the prior approval of a majority of the Company's stockholders, will be taken unless and until a meeting of the Company's Board of Directors will have been held upon prior notice duly given in accordance with the bylaws of the Company. The rights of FS&Co. and Mr. Bearden described in this paragraph will terminate once such parties' percentage ownership in the Company (calculated on a fully diluted basis) drops below 20% and 10%, respectively.

     The Shareholders' Agreement provides that at any time beginning six months after the Company's initial public offering, each of FS&Co. and Mr. Bearden shall have the right to two demand registrations; provided, that to the extent that either of FS&Co. or Mr. Bearden wishes to join in the other's demand registration, then the parties shall participate together in such registration on a pro rata basis. Following the Company's initial public offering, FS&Co., Mr. Bearden and the Company's other stockholders shall have customary piggyback registration rights; provided, that such stockholders (other than Mr. Bearden) may be excluded from any such offering, at the discretion of the underwriters participating in such offering, if such underwriters determine that the inclusion of such stockholders would adversely impact the relevant offering. Each of the Company's stockholders (including FS&Co. and Mr. Bearden) agreed to a lockup period of up to six months if imposed by an underwriter in connection with the Company's initial public offering and for any other period requested by an underwriter for any other offering. The Company will pay all customary fees and expenses in connection with such registrations.

Payments Relating to the Recapitalization

     Executive officers of the Company who are also stockholders received payments of an aggregate of approximately $155.5 million in connection with the Recapitalization, including payments to the Named Executive Officers (Messrs. Bearden, Littlepage, Penick and Hodina) in the amount of $152.2 million, $1.4 million, $0.7 million and $1.1 million, respectively. All Continuing Stockholders and Company option holders, including such executive officers, received payments of approximately $178.3 million in connection with the Recapitalization. FS&Co. received a transaction fee of $4.0 million.

     In addition, pursuant to the Recapitalization, FS&Co. received an option to purchase 167,382 shares of the Company's common stock from Century Airconditioning Supply, Inc. ("CAC") at a purchase price of $10.00 per share. CAC, an entity entirely owned by Mr. Bearden, is currently a shareholder of the Company. This option was exercised by FS&Co. on February 25, 1999.

     Mr. Johnson received a fully vested option to purchase 50,000 shares of Common Stock at an exercise price of $10.00 per share in connection with the Recapitalization.

     Approximately $3.3 million of borrowings and accrued interest pursuant to the Company's indebtedness to Mr. Bearden and approximately $5.6 million of borrowings and accrued interest pursuant to the Company's indebtedness to Mr. Hodina were repaid pursuant to the Recapitalization.

Transactions with Management

     The Company leases facilities in Houston, Phoenix, Dallas, San Antonio, Austin, Tucson, and Newport News from Dennis C. Bearden, the Chief Executive Officer of the Company, or an entity affiliated with or controlled by Mr. Bearden. Charles L. Littlepage, the Chief Operating Officer of the Company, has a 10% interest in a limited partnership that owns the Company's Austin facility. All of these leases are at market terms. Lease expense for leases with affiliates has been $0.1 million, $0.5 million and $0.6 million for fiscal 1996, 1997 and 1998, respectively. These amounts do not include the lease expense for the Company's lease of the Indianapolis facility or of its Kansas City facility. The Kansas City facility was leased from an entity affiliated with or controlled by Mr. Bearden until November 1997, when the Company moved the Kansas City facility to another location. The Kansas City lease expense for fiscal 1995, 1996 and 1997 was $36,000, $51,000 and $40,000, respectively. The
Company's Indianapolis facility was leased from an affiliate of Don R. Hodina, President of Nationwide Division until October 1998, when the Company moved the facility to another location. Lease expense for the Indianapolis facility for fiscal 1996, 1997 and 1998 was $88,200, $86,175 and $54,000, respectively. See
"Item 1. Business--Facilities." In addition, the Company was a party to the Common Control Mergers. See Note 8 to the audited consolidated financial statements of the Company.

     In connection with the Recapitalization, stock options with a value of approximately $3.0 million (net of the exercise price) remain outstanding. Such stock options, together with the common stock being retained by the Continuing Stockholders, represents approximately 44.6% of the common stock of the Company on a fully-diluted basis.

Transactions with Century Airconditioning Supply

     The Company makes convenience sales of inventory, at cost, to CAC and purchases inventory, at cost, from CAC. In addition, CAC and the Company share some administrative services, for which CAC pays the Company a management fee equal to a percentage of CAC's sales. The Company's revenues attributable to sales of inventory to CAC were $0.9 million, $1.2 million and $1.2 million for fiscal 1996, 1997 and 1998, respectively. CAC paid management fees to the Company (with respect to shared administrative services) of $0.2 million, $0.3 million, and $0.3 million in 1996, 1997 and 1998, respectively.

Noncompete Agreement

     Mr. Bearden is the sole shareholder of CAC, which in turn controls Air Management Supply, Inc. ("Air Management"). Both CAC and Air Management compete with the Company in certain sub-markets and with regard to certain products and customers. In connection with the Recapitalization, Mr. Bearden, CAC and Air Management entered into a noncompete agreement with the Company whereby they agreed, for a period continuing until the earlier of ten years or the termination of Mr. Bearden's employment agreement other than for "cause," and subject to certain exceptions, not to compete with the Company, to preserve its confidential information, not to recruit or employ employees of the Company, and not to solicit customers or suppliers of the Company for competitors. In particular, and subject to certain exceptions, Mr. Bearden, CAC and Air Management are prohibited from selling maintenance supplies (which as defined excludes HVAC, appliance parts and refrigeration parts) not only to apartments but also to hotels, prisons, nursing homes, hospitals, military installations and schools and universities. In addition, the Company agreed not to sell HVAC in southeast Texas (as defined therein) if such sales would cause the aggregate amount of HVAC sales by the Company for the immediately preceding 12 months to exceed 12% of the Company's total sales in southeast Texas during the same period.

Private Placement and Registration Rights

     Mr. Bearden purchased 80,000 shares of the Series B Preferred Stock with a $8.0 million aggregate liquidation preference and FS&Co. purchased 40,000 shares of such Series B Preferred Stock with a $4.0 million aggregate liquidation preference from the Company. In connection with the Private Placement, the Company entered into an agreement (the "Private Registration Agreement") which provides that the Company will, upon the request of each of Mr. Bearden (or transferee of such shares) and FS&Co. (or its transferees), file and use its best efforts to cause to become effective registration statements for the Series B Preferred Stock, or, if issued, the Exchange Debentures issuable in exchange therefor (the "Private Registration Statements"). The Private Registration Agreement also provides that (i) the Company will bear all costs and expenses associated with filing the Private Registration Statements and using its best efforts to cause them to become effective and (ii) the Company will not file the Private Registration Statements until any exchange offer registration statement or resale shelf registration statement required by the Registration Rights Agreement have ceased to be effective and are no longer required to be effective.

     In addition, in the event that a Voting Rights Triggering Event (as defined in the Company's Certificate of Designation) occurs with respect to the Exchange Preferred Stock issued in exchange therefor, or with respect to the Series B Preferred Stock, the holders of the Exchange Preferred Stock and the holders of the Series B Preferred Stock will vote together as one class to elect the two additional directors provided for in the Certificate of Designation. Because Mr. Bearden and FS&Co. own securities representing 30% of such class, they may be able to exert significant influence on the results of any such election.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


    (a) Documents filed as part of this report:                                                   Page
                                                                                                  ----
       (1) Index to the Consolidated Financial Statements:

           Report of Independent Auditors for Century Maintenance Supply, Inc...................   F-1
           Consolidated Balance Sheets as of December 31, 1997 and December 31, 1998............   F-2
           Consolidated Statements of Income for the Years Ended December 31, 1996,
             December 31, 1997 and December 31, 1998............................................   F-4
           Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Years
             Ended December 31, 1995, December 31, 1996, December 31, 1997 and
             December 31, 1998..................................................................   F-5
           Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
             December 31, 1997 and December 31, 1998............................................   F-6
           Notes to Consolidated Financial Statements...........................................   F-7

       (3) Exhibits.

  2.1*         Agreement and Plan of Merger dated as of May 5, 1998 among Century Acquisition
               Corporation, Dennis C. Bearden ("Bearden"), FS Equity Partners IV, LP ("FSEP IV"), the
               Company, and the shareholders of the Company.
  2.2*         First Amendment to Agreement and Plan of Merger dated June 19, 1998 among Century
               Acquisition Corporation, Bearden, FSEP IV, the Company, and the shareholders of the
               Company.
  3.1*         Amended and Restated Certificate of Incorporation of Century.
  3.2*         Amended and Restated Bylaws of Century.
  3.3*         Certificate of Designation by Century dated July 8, 1998.
  4.1*         Exchange Indenture dated as of July 8, 1998 between Century and United States Trust
               Company of New York, as Trustee, with respect to the 13 1/4% Senior Subordinated
               Exchange Debentures due 2010 (including form of 13 1/4% Senior Subordinated Exchange
               Debenture due 2010).
  4.2*         Registration Agreement dated July 8, 1998 between Century and Salomon Brothers Inc.
 10.1*         Credit Agreement dated as of July 8, 1998 among the Company, the lenders party thereto, Salomon Brothers Inc and Citicorp USA, Inc. ("Citicorp").
 10.2*         Security Agreement dated as of July 8, 1998 between the Company and Citicorp.
 10.3*         Pledge Agreement dated as of July 8, 1998 between the Company and Citicorp.
 10.4*         Subsidiary Guarantee Agreement dated as of July 8, 1998 between the Company and
               Citicorp.
 10.5*         Indemnity, Subrogation and Contribution Agreement dated as of July 8, 1998 between the
               Company and Citicorp.
 10.6*         Amended and Restated Stockholders' Agreement dated as of May 5, 1998 among FSEP IV,
               Bearden, the Company and certain of its stockholders and their spouses.
 10.7*         Second Amended and Restated Stockholders' Agreement dated as of July 8, 1998 among
               FSEP IV, Bearden, the Company and certain of its stockholders and their spouses.

10.8*          Stockholders Agreement dated July 8, 1998 among FSEP IV, William C. Johnson
               ("Johnson"), The Parthenon Group, Bearden, Century Airconditioning Supply, Inc.
               ("Century AC") and the Company.
10.9*          Registration Rights Agreement dated July 8, 1998 among FSEP IV, Bearden, Century AC, the Company and certain stockholders of the Company.
10.10*         Preferred Stock Registration Rights Agreement dated July 8, 1998 among FSEP IV,
               Bearden and the Company.
10.11*         Preferred Stock Subscription Agreement dated July 8, 1998 among the Company, FSEP IV and Bearden.
10.12*         1998 Nonqualified Stock Option Plan.
10.13*         1997 Incentive Stock Plan.
10.14*         Form of Nonqualified Stock Option Agreement for 1998 Nonqualified Stock Option Plan.
10.15*         Form of Agreement for 1997 Incentive Stock Plan.
10.16*         Executive Employment Agreement dated July 8, 1998 between Century Maintenance
               Supply, Inc. and Bearden.
10.17*         Executive Employment Agreement dated July 8, 1998 between Century Maintenance
               Supply, Inc. and Richard E. Penick.
10.18*         Non-competition Agreement dated July 8, 1998 among Bearden, Century AC, Air
               Management Supply, Inc. and Century.
21.1*          Subsidiaries of Century.
24.1           Power of Attorney (included on the signature pages hereof).
27.1           Financial Data Schedule.

___________________________
* Incorporated by reference to the exhibit designated by the same number in the Form S-4 filed by the Company on September 1, 1998 (File No. 333-62635).


         (b)   Current Reports on Form 8-K.

               None.

                         Report of Independent Auditors

Board of Directors
Century Maintenance Supply, Inc.

We have audited the accompanying consolidated balance sheets of Century Maintenance Supply, Inc. (formerly Century Air Supply, Inc.), and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Maintenance Supply, Inc., and subsidiaries at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


Houston, Texas
March 12, 1999

                        Century Maintenance Supply, Inc.

                          Consolidated Balance Sheets

                                                       December 31
                                               --------------------------
                                                   1997           1998
                                               ----------    ------------

Current assets:
 Cash.......................................    $ 6,598,687    $ 3,643,415
 Accounts receivable:
   Trade, net...............................     14,954,665     19,132,392
   Related parties..........................      1,495,585        169,723
 Inventory, net.............................     23,900,128     34,713,795
 Deferred income taxes......................        857,229        917,605
 Prepaid expenses and other current assets..        636,159      3,320,842
                                                 ----------    -----------
Total current assets........................     48,442,453     61,897,772
Goodwill, net...............................      5,687,353      5,349,869
Deferred financing costs....................             --      3,436,801
Other assets................................        550,600        641,500
Property and equipment:
 Land.......................................         20,000            --
 Buildings and improvements.................        232,030        240,282
 Furniture and fixtures.....................      1,025,720      1,311,974
 Machinery and equipment....................      3,826,088      4,255,653
                                                -----------    -----------
                                                  5,103,838      5,807,909
 Less accumulated depreciation..............      2,530,519      3,266,757
                                                -----------    -----------
Total property and equipment................      2,573,319      2,541,152
                                                -----------    -----------
 Total assets...............................    $57,253,725    $73,867,094
                                                ===========    ===========


See accompanying notes.

                        Century Maintenance Supply, Inc.

                                                                     December 31
                                                            ----------------------------
                                                                1997            1998
                                                            ----------------------------
Current liabilities:
 Accounts payable, trade................................     $ 7,361,452   $  10,474,271
 Note payable...........................................       8,800,000              --
 Income taxes payable...................................       1,993,801       2,279,892
 Accrued expenses.......................................       3,001,314       4,075,380
 Current portion of long-term debt......................         159,174       4,600,000
 Current portion of long-term debt-related parties......       1,509,509              --
 Dividends payable......................................              --       2,547,332
                                                             -----------   -------------
  Total current liabilities.............................      22,825,250      23,976,875

Long-term debt, less current portion....................         474,765      94,100,000
Long-term debt-related parties, less current portion....       8,054,023              --
Deferred income taxes...................................         331,500         296,681
Commitments and contingencies...........................


Redeemeable exchangeable preferred stock, net $100 par
 value:
  Authorized shares--2,000,000 .........................
  Issued and outstanding shares--400,000 at
   December 31, 1998 ...................................              --      37,309,186

Stockholders' equity (deficit):
 Common Stock, $0.001 par value:
  Authorized shares--15,000,000 at December 31,
   1997 and 1998........................................
  Issued and outstanding shares--23,006,800 and.........          23,007          12,443
   12,443,147 at December 31, 1997 and 1998
  Additional paid-in capital............................      11,905,421      70,759,035
  Treasury stock, at cost...............................              --        (500,000)
  Retained earnings (deficit)...........................      13,639,759    (152,087,126)
                                                             -----------   -------------
Total stockholders' equity (deficit)....................      25,568,187     (81,815,648)
                                                             -----------   -------------
Total liabilities and stockholders' equity (deficit)         $57,253,725   $  73,867,094
                                                             ===========   =============

See accompanying notes.

                        Century Maintenance Supply, Inc.

                       Consolidated Statements of Income


                                                                Year ended December 31
                                                    ----------------------------------------------
                                                        1996             1997             1998
                                                    ------------     ------------     ------------
Net sales.........................................  $103,113,217     $146,165,709     $200,488,175
Cost of goods sold................................    75,552,397      105,635,895      145,709,576
                                                    ------------     ------------     ------------
Gross profit......................................    27,560,820       40,529,814       54,778,599
Selling, general, and administrative expenses.....    17,270,989       22,264,267       30,198,539
Recapitalization expenses.........................            --               --        7,982,310
Stock based compensation charges..................            --        6,968,776        4,091,633
                                                    ------------     ------------     ------------
Operating income..................................    10,289,831       11,296,771       12,506,117
Interest expense..................................       864,700        1,147,058        5,326,643
                                                    ------------     ------------     ------------
Income before income taxes and minority
   interest.......................................     9,425,131       10,149,713        7,179,474
Provision (benefit) for income taxes:
   Current........................................     3,007,040        6,456,647        5,475,396
   Deferred.......................................      (208,905)         (87,189)         (95,195)
                                                    ------------     ------------     ------------
                                                       2,798,135        6,369,458        5,380,201
                                                    ------------     ------------     ------------
Income before minority interest...................     6,626,996        3,780,255        1,799,273
Minority interest in earnings of subsidiaries.....     1,237,266          848,181               --
                                                    ------------     ------------     ------------
Net income........................................  $  5,389,730     $  2,932,074     $  1,799,273
                                                    ============     ============     ============
Pro forma information (unaudited):
  Historical income before income taxes and
    minority interest.............................  $  9,425,131     $ 10,149,713
  Pro forma provision for income taxes
    (unaudited)...................................     3,675,801        6,663,920
                                                    ------------     ------------
  Pro forma income before minority interest
    (unaudited)...................................     5,749,330        3,485,793
  Minority interest in earnings of
    subsidiaries..................................     1,237,266          848,181
                                                    ------------     ------------
  Pro forma net income (unaudited)................  $  4,512,064     $  2,637,612
                                                    =============    ============

See accompanying notes.

                        Century Maintenance Supply, Inc.

      Consolidated Statements of Changes in Stockholders' Equity (Deficit)



                            Number of                  Additional                      Retained            Total
                             Shares        Common        Paid-In       Treasury        Earnings        Stockholders'
                           Outstanding      Stock        Capital         Stock         (Deficit)      Equity (Deficit)
                          ------------   ---------     -----------    --------      -------------      --------------
Balances at
 December 31, 1995....... $ 19,138,612    $ 19,139     $   654,561    $       --    $   5,904,327      $   6,578,027
  Distributions..........           --          --              --            --         (932,836)          (932,836)
  Net income.............           --          --              --            --        5,389,730          5,389,730
                          ------------    --------     ------------   ----------     -------------      -------------
Balances at
 December 31, 1996.......   19,138,612      19,139         654,561            --       10,361,221         11,034,921
Issuance of common
 shares for minority
 shares at June 30,
 1997....................    3,868,188       3,868      10,625,620            --               --         10,629,488
Stock options
 granted.................           --          --         625,240            --               --            625,240
Contribution.............           --          --              --            --          346,464            346,464
  Net income.............           --          --              --            --        2,932,074          2,932,074
                          ------------    --------    ------------    ----------     -------------      -------------
Balances at
 December 31, 1997.......   23,006,800      23,007      11,905,421            --       13,639,759         25,568,187
Purchase of treasury
 stock, at cost..........           --          --              --      (500,000)              --           (500,000)
Proceeds from sale
 of common stock.........    6,832,619       6,832      68,319,222            --               --         68,326,054
Purchase of common
 stock as part of
 recapitalization........  (17,396,272)    (17,396)     (9,078,113)           --     (164,867,074)      (173,962,583)
Purchase of common
 stock options...........           --          --        (387,495)           --               --           (387,495)
Preferred dividends......           --          --              --            --       (2,659,084)        (2,659,084)
Net income...............           --          --              --            --        1,799,273          1,799,273
                          ------------    --------     -----------     ---------     -------------      -------------
Balances at
 December 31, 1998....... $ 12,443,147    $ 12,443     $70,759,035     $(500,000)   $(152,087,126)     $ (81,815,648)
                          ============    ========     ===========     =========     =============      =============


See accompanying notes.

                        Century Maintenance Supply, Inc.

                     Consolidated Statements of Cash Flows

                                                                    Year ended December 31
                                                           ---------------------------------------------
                                                                 1996           1997          1998
                                                            ---------------------------------------------
Operating activities:
Net income.................................................     $ 5,389,730    $ 2,932,074    $   1,799,273
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:

  Compensation expense related to stock transactions.......              --      6,968,776               --
  Deferred income tax benefit..............................        (208,905)       (87,189)         (95,195)
  Depreciation and amortization............................         432,849        769,308        1,063,179
  Bad debt expense.........................................         247,782        237,911          408,566
  (Gain) loss on sale of property and equipment............         (10,553)        11,319           21,149
  Minority interest in earnings of subsidiaries............       1,237,266        848,181               --
Changes in operating assets and liabilities net of
 effects of acquisitions:
  Accounts receivable......................................      (3,754,553)    (1,034,355)      (3,260,431)
  Inventory................................................      (3,750,301)    (5,557,705)     (10,813,667)
  Prepaid expenses and other assets........................         (24,348)      (254,986)      (6,212,384)
  Accounts payable.........................................        (348,110)     1,269,782        3,112,819
  Accrued expenses.........................................         795,305        (88,901)       1,074,066
                                                                  ---------     ----------      -----------
  Income taxes payable.....................................         778,788        290,021          286,091
       Net cash provided by (used in) operating activities.         784,950      6,304,236      (12,616,534)
Investing activities:
 Purchases of property and equipment.......................        (513,131)    (1,534,341)        (937,464)
 Cash paid for acquisition, net............................              --     (8,740,102)              --
 Proceeds from sale of property and equipment..............          19,911        699,274           72,788
                                                                  ---------     ----------      -----------
       Net cash used in investing activities...............        (493,220)    (9,575,169)        (864,676)
Financing activities:
  Net borrowings (payments) under revolving line of credit...     3,125,814        299,186       (8,800,000)
  Proceeds from long-term debt...............................       270,297      6,650,000      100,000,000
  Repayments of long-term debt...............................      (527,946)    (2,349,652)     (11,347,472)
  Purchase of stock options, net of compensation expense.....            --             --         (387,495)
  Sale of common stock.......................................            --             --       68,326,054
  Sale of preferred stock, net...............................            --             --       37,197,434
  Repurchase of stock........................................            --             --     (174,462,583)
  Sale of minority interest in subsidiaries..................       147,948             --               --
  Capital (distributions) contributions......................      (932,836)       346,464               --
                                                                   --------     ----------      -----------
        Net cash provided by financing activities............     2,083,277      4,945,998       10,525,938
                                                                  ---------     ----------      -----------
Net increase (decrease) in cash............................       2,375,007      1,675,065       (2,955,272)
Cash at beginning of year..................................       2,548,615      4,923,622        6,598,687
                                                                  ---------     ----------      -----------
Cash at end of year........................................     $ 4,923,622    $ 6,598,687    $   3,643,415
                                                                 ==========     ==========     ============

See accompanying notes.

                       Century Maintenance Supply, Inc.

                  Notes to Consolidated Financial Statements


                               December 31, 1998


1.  Summary of Significant Accounting Policies

Description of Business

Century Maintenance Supply, Inc. (the "Company" or "CMS"), distributes general maintenance supplies, air conditioning and heating equipment, and parts to apartment complexes throughout the United States.

Principles of Consolidation

On June 30, 1997, CMS was incorporated under the laws of the State of Delaware. Century Air Supply, Inc. ("CAS"), was incorporated on January 21, 1976 under the laws of the State of Texas. At the same time as the incorporation of CMS, all of the outstanding shareholders of CAS exchanged all of their shares of common stock for CMS common stock at a ratio of 6,616 for 1. Share amounts in the consolidated financial statements and accompanying notes have been restated to reflect the reorganization.

On June 30, 1997, the Company purchased all assets of the general maintenance supply operations of an affiliated company, Century Airconditioning Supply, Inc. ("CAC"), with 3,917,372 shares of the Company's common stock. Also, on June 30, 1997, the Company sold one of its subsidiaries in the heating and air conditioning business to CAC for $215,000. These transactions were conducted between the Company and CAC, which were under common control, and, as such, the transactions were recorded at historical cost in a manner similar to a pooling of interests. All periods presented have been restated to reflect these transactions (see Note 8).

The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated.

Recapitalization

Effective July 8, 1998, the Company completed a recapitalization of the Company pursuant to an agreement and plan of merger ("Recapitalization"). The transaction occurred as follows:

  . FS Equity Partners IV, L.P. ("FSEP IV"), formed Century Acquisition
    Corporation, a Delaware corporation ("Acquisition Co.") on April 21, 1998.

  . FSEP IV made an equity contribution of approximately $67,451,000 to Acquisition Co. and two other investors contributed a total of approximately $875,000 to Acquisition Co. (the "Equity Investment"). All of the outstanding capital stock of Acquisition Co. was held by FSEP IV and certain investors thereof.

  . The Company issued $40,000,000 of Senior Exchangeable PIK Preferred Stock
    (the "Preferred Stock"), of which $12,000,000 was purchased by affiliated parties.

  . The Company obtained new secured term loan facilities with an aggregate principal amount of $100,000,000 (see Note 3).

  . Acquisition Co. was merged into the Company (with the Company as the surviving corporation) and Acquisition Co.'s outstanding capital stock was converted into 6,832,619 newly issued shares of the Company.

                       Century Maintenance Supply, Inc.

  . The Company applied the proceeds of the Equity Investment of $68,326,054, proceeds of the secured term loan facilities of $100,000,000 and the proceeds of the sale of the Preferred Stock of $40,000,000 to convert 17,396,272 shares of the Company held by the primary shareholder and the management owners (certain management employees of the Company) and certain options into cash of approximately $182,580,000, and paid costs and expenses associated with the Recapitalization which totaled approximately $14,280,000. Of the $14,280,000 of costs and expenses, approximately $7,982,000 was expensed and the remainder, related to the Preferred Stock and the new credit facility, was offset against the proceeds or capitalized as deferred financing costs (see Notes 3 and 9). The Company also purchased 545,146 options to purchase shares of common stock from employees for $4,479,128 (net of exercise price) resulting in a compensation charge of $4,091,633.

Stock Split

On July 8, 1998, the Company completed a 2.30068 to 1 common stock split in connection with the Recapitalization. The consolidated financial statements and accompanying notes have been restated to reflect the common stock split.

Inventories

Inventories consist wholly of finished goods and are stated at cost, applied on the first-in, first-out method of pricing, which is not in excess of market. The Company periodically evaluates its reserve for obsolescence and the reserve was $354,000 at December 31, 1997 and 1998.

Allowance for Doubtful Accounts

The Company periodically evaluates the creditworthiness of its customers. The Company's allowance for doubtful accounts is based on current market conditions and losses on uncollectible accounts have consistently been within management's expectations. The allowance for doubtful accounts was $452,079, $755,940, and $996,968 at December 31, 1996, 1997, and 1998, respectively. Net writeoffs (recovery) of uncollectible accounts were $(72,784), $35,024, and $154,520 for the years ended December 31, 1996, 1997, and 1998, respectively.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred, and renewals and improvements are capitalized. The cost of property and equipment sold or otherwise retired and the accumulated depreciation applicable thereto are eliminated from the accounts, and the resulting profit or loss is reflected in operations.

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method for financial reporting purposes and on the ACRS and MACRS methods for income tax purposes. The estimated useful lives of property and equipment for purposes of computing depreciation for financial reporting are as follows:

Leasehold improvements                                  3-10 years
Furniture and fixtures                                  5-7 years
Machinery and equipment                                 3-8 years

Depreciation expense was $432,849, $669,308, and $875,235 for 1996, 1997, and
1998, respectively.

                       Century Maintenance Supply, Inc.

Intangible Assets

Intangible assets consist primarily of goodwill associated with businesses acquired in 1997. Goodwill is amortized on a straight-line basis over 30 years. Amortization expense was $100,000 and $187,944 for 1997 and 1998, respectively, and accumulated amortization was $100,000 and $287,944 at December 31, 1997 and 1998, respectively.

Revenue Recognition

Revenue is recognized upon delivery of inventory to customers.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement basis and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Statement of Cash Flows

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

                                  1996          1997          1998
                                  ----          ----          ----
Supplemental information:
  Interest paid ...........       $  740,000    $1,338,000    $4,431,000
                                  ==========    ==========    ==========
  Taxes paid...............       $2,228,000    $4,335,000     4,649,000
                                  ==========    ==========    ==========

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was approximately $192,000, $416,000, and $660,000 for the years ended December 31, 1996, 1997, and 1998, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, and accounts payable approximate their fair values due to the short-term maturities of these instruments.

The carrying amounts of borrowings pursuant to the Company's Revolving Credit Facility and the Term Loan Facility approximate fair value because the rates on such agreements are variable, based on current market rates. See Note 3 for fair value of interest rate swap agreements.

Stock-Based Compensation

The Company accounts for stock-based compensation arrangements with employees under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

                       Century Maintenance Supply, Inc.

Segment Reporting

Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 established standards for reporting information about operating segments, products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company has separate legally formed subsidiaries that report separate financial results. The Company aggregates these subsidiaries into one reportable segment at the consolidated level under SFAS No. 131, as the Company is primarily managed at the Consolidated level, and there are no determinable differences in the products, operations, and customers of the reporting subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.  Related Parties

The Company purchases and sells various inventory items at cost from and to CAC, which is a stockholder of the Company and is wholly-owned by an officer of the Company, extends credit under standard terms in connection with these sales, and collects management and administrative fees from CAC. The Company paid off certain notes payable to the former majority stockholder of the Company in connection with the recapitalization. Account balances and transactions with related parties are as follows:

                                                 1997             1998
                                            ---------------    -------------
Accounts receivable.......................  $    1, 963,984    $     682,067
Accounts payable..........................          468,399          512,344
                                            ---------------    -------------
Net accounts receivable...................  $     1,495,585    $     169,723
                                            ===============    =============
Long-term debt -- stockholder.............  $     3,078,114    $          --
                                            ===============    =============
Long-term debt -- related party...........  $     6,485,418    $          --
                                            ===============    =============

Sales to and purchases from CAC amounted to $882,233 and $833,609 for 1996, $1,178,546 and $908,862 for 1997, and $1,191,328 and $1,453,420 for 1998,
respectively. Management and administrative fee income charged to CAC amounted to $198,330, $284,746, and $294,400 for 1996, 1997, and 1998, respectively. The
Company had lease expense to related parties amounting to $567,180 for 1998.

The Company paid interest on long-term debt of approximately $280,000, $210,000, and $635,000 to an officer and former majority stockholder in 1996, 1997, and 1998, respectively, and had approximately $484,000 in accrued interest due to stockholders at December 31, 1997.

The Company paid interest on long-term debt of approximately $253,000 and $329,000 to an employee and former owner of Nationwide Apartment Supply, Inc., and Fairview Wholesale Supply, Inc. (collectively, "Nationwide"), in 1997 and 1998, respectively.

                       Century Maintenance Supply, Inc.

3.  Long-Term Debt and Notes Payable

Long-term debt consisted of the following:

                                                                                  December 31
                                                                        --------------------------------
                                                                               1997          1998
                                                                        --------------------------------
Long-term debt:

Tranche A Facility (see below)........................................  $       --       $ 39,000,000

  Tranche B Facility (see below)......................................          --         59,700,000
  Note payable to a bank with interest at LIBOR contract
     plus 175 basis points.  Monthly payments of $10,000,
     plus interest, until maturity at May 31, 2002....................     530,000                 --

  Note payable to a bank with interest at prime plus .75%
     Monthly payments of $2,976, which includes principal
     and interest, with a balloon payment at maturity on
     September 22, 1999, secured by real property of a
     stockholder......................................................      84,437                 --

  Note payable to a bank with interest at prime.  Monthly
     payments of $1,722 in principal plus interest until
     maturity at March 30, 1998, secured by computer
     equipment of Century Maintenance Supply-KS, Inc..................       3,445                 --

Other notes payable...................................................      16,057                 --
                                                                          --------         ----------
                                                                           633,939         98,700,000
Less current portion..................................................     159,174          4,600,000
                                                                         ----------    --------------
                                                                        $  474,765       $ 94,100,000
                                                                         =========     ==============


On July 8, 1998, as part of the Recapitalization, the Company entered into a new credit facility, providing for $100.0 million of secured term loan facilities and a $25.0 million revolving loan facility (the "Revolving Credit Facility"). The term loan facility consists of a $40.0 million Tranche A Term Facility and a $60.0 million Tranche B Term Facility (collectively called the "Term Loan Facility"). The Term Loan Facility will amortize over a five-year period for the Tranche A Term Facility and a seven-year period for the Tranche B Term Facility, and the Revolving Credit Facility will mature on July 8, 2003. The payments increase over the amortization periods. The interest rate under the new credit facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and the Eurodollar rate plus 2.75% or a base rate plus 1.75% (for the Tranche B Term Facility) per annum.
As of December 31, 1998 the effective rate was 7.81% and 8.06% for the Tranche A facility and Tranche B Term facility, respectively. If the Company achieves certain performance goals, rates under the Tranche A Term Facility and the Revolving Facility will be reduced. A commitment fee of 0.5% per annum will be charged on the unused portion of the new Revolving Credit Facility. The Company has paid $61,111 of commitment fees through December 31, 1998.

The new credit facility contains certain non-financial and financial covenants. The Company incurred approximately $4,552,000 of costs as part of obtaining the new credit facility which have been recorded as deferred financing costs. The Company amortizes the costs over the average life of the new credit facility. The Company recognized amortization of $360,961 as interest expense through December 31, 1998.

                       Century Maintenance Supply, Inc.

Effective September 30, 1998, the Company entered into two three-year interest swap agreements to reduce a portion of its interest rate exposure on its new credit facility. Under the terms of the first agreement, the Company pays 8.81% on notional principal of $29,925,000 and receives LIBOR plus 2.75% on the notional balance. Under the terms of the second agreement, the Company pays 8.54% on a notional balance of $20,000,000 which declines to $13,000,000 in 2001, and receives LIBOR plus 2.5% on the notional balance. The Company recognized interest expense of $92,000 through December 31, 1998 related to the interest rate swap agreements. At December 31, 1998, the fair value of the interest rate swaps under the first agreement and the second agreement was $1,270,136 and $1,294,319, respectively.

                                                                              December 31
                                                                       1997                 1998
                                                                  -------------       --------------
Long-term debt-related parties:
  Promissory notes payable to the former majority
  stockholder with interest at 10%.  Various monthly
  payments of principal plus interest.  Maturities are
  through 2000.............................................       $   3,078,114        $          --

  Promissory notes payable to a related party with interest
  at 9%.  Various monthly payments of principal plus
  interest.  Maturities are through 2004 ....................         6,485,418                   --
                                                                  -------------        -------------
                                                                      9,563,532                   --
 Less current portion .......................................         1,059,509                   --
                                                                  -------------        -------------
                                                                  $   8,054,023        $          --
                                                                  =============        =============
Century Air Supply, Inc., has a revolving line of credit
 agreement with a bank which allows borrowings up to
 $17,500,000, is due October 31, 1998, and bears interest
 at the bank's prime or LIBOR contract plus 150 basis
 points.  Century Air Supply, Inc., has pledged accounts
 receivable, inventory, and property as collateral for the
 note.  The note agreement contains customary financial
 covenants .................................................     $   8,800,000        $          --

Maturities of long-term debt at December 31, 1998 are summarized as follows:


      1999............................................    $   4,600,000

      2000............................................        6,100,000

      2001............................................       10,100,000

      2002............................................       13,600,000

      2003............................................       18,800,000

      Thereafter......................................       45,500,000
                                                          -------------
                                                          $  98,700,000
                                                          =============

                       Century Maintenance Supply, Inc.

4.  Commitments

Lease Commitments

The Company leases store facilities in 30 locations under operating leases that expire over the next six years. The Company also leases vehicles under operating leases.

Future minimum payments under these operating leases are as follows:


Year Ending December 31

1999...................................    $ 2,662,615

2000...................................      2,129,153

2001...................................      1,882,784

2002...................................      1,058,479

2003...................................        291,021

Thereafter.............................             --
                                           -----------
                                           $ 8,024,052
                                           ===========


Rental expenses for 1996, 1997, and 1998 were $1,804,881, $2,556,757, and
$3,672,009, respectively.

5.  Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 1996, 1997, and 1998 consisted of the following:

                                              1996              1997            1998
                                          -----------       ------------    -----------
Current:
       Federal........................    $ 2,698,928       $  5,729,375    $  4,800,962
       State..........................        308,112            727,272         674,434
                                          -----------       ------------    ------------
                                            3,007,040          6,456,647       5,475,396
Deferred:
       Federal.......................        (171,985)          (121,725)        (60,253)
       State.........................         (36,920)            34,536         (34,942)
                                          -----------       ------------    ------------
                                             (208,905)           (87,189)        (95,195)
                                          ------------      ------------    ------------
                                          $ 2,798,135        $ 6,369,458    $  5,380,201
                                          ============      ============    ============

                       Century Maintenance Supply, Inc.

The differences between income taxes computed at the federal statutory income tax rate and the provision for income taxes for the years ended December 31, 1996, 1997, and 1998 are as follows:

                                                                 1996                1997                 1998
                                                           --------------       ---------------      --------------

Income tax computed at federal statutory
  income tax rate.....................................     $   3,204,545         $     3,552,400      $     2,580,856

State income taxes, net of federal benefit............           180,092                 514,950              424,590

Nontaxable income due to S-corporation status.........          (584,703)               (356,270)                 --

Nondeductible compensation expense....................              --                 2,439,262                 --

Nondeductible recapitalization expenses...............              --                     --               2,423,867

Amortization of nondeductible goodwill................              --                    35,000               65,780

Nondeductible portion of business meals
  and entertainment...................................            15,361                  29,341               42,897

Stock option redemption...............................              --                     --                (135,623)

Other.................................................           (17,160)                154,775             (122,166)
                                                           -------------         ---------------      ---------------
Provision for income taxes............................     $   2,798,135         $     6,369,458      $     5,380,201
                                                           ==============        ===============      ===============

Deferred tax assets and liabilities as of December 31, 1997 and 1998 comprised the following:

                                                                                              1997                  1998
                                                                                    --------------    ---------------
Deferred tax assets:
  Bad debt allowances.........................................................      $      288,920    $     418,204
  Accrued bonuses.............................................................              46,666          132,580
  Related party accrued interest..............................................             199,350               --
  Accrued franchise taxes.....................................................             125,443          216,772
  Inventory reserves..........................................................             135,299          143,877
  Net operating loss carryforwards............................................              58,740           53,463
  Other.......................................................................               2,811            2,849
                                                                                    ---------------   ---------------
Total deferred tax assets.....................................................             857,229          967,745
Deferred tax liabilities:
  Depreciation expense........................................................            (140,978)        (222,304)
  Inventory basis.............................................................            (190,000)        (123,961)
  Other.......................................................................                (522)            (556)
                                                                                    --------------    --------------
Total deferred tax liabilities................................................            (331,500)        (346,821)
                                                                                    ---------------   ---------------
Net deferred tax assets.......................................................           $ 525,729        $ 620,924
                                                                                    ===============   ===============

All net operating losses will expire by 2010.

                       Century Maintenance Supply, Inc.

6.  Pro Forma Provision for Income Taxes (Unaudited)

As mentioned in Note 8, the Company acquired all of the assets of the general maintenance supply operations of CAC and has restated the financial statements for the periods presented to reflect the transaction in a manner similar to a pooling of interests. The operations that the Company acquired were part of an S corporation and were not subject to federal income taxes. To reflect the earnings of the restated financial statements of the Company on an after-tax basis since the operations are now all part of a C corporation, an unaudited pro forma provision for income tax has been included in the accompanying statements of income. The provision was computed as if the Company were a C corporation and responsible for its federal and state income taxes.

7.  Minority Interest Shareholders

The Company permitted certain of its employees to purchase common stock of certain subsidiaries of the Company and become minority shareholders of such subsidiaries. The employees each signed a Buy/Sell Agreement (the "Agreement") at the date of purchase that provided the Company the absolute and irrevocable right to call the common stock at any time at book value and a right of first of refusal at book value. The employees were able to purchase the common stock at the book value per common share of the respective subsidiary or at par value if book value was less than zero. Due to the book value call provision in the Agreement, no compensation was recorded at the time the shares were sold. The Company has accounted for the stock purchases in a manner similar to stock appreciation rights (SARs) using variable plan accounting and has recorded a charge each year equivalent to the increase in book value per common share calculated in accordance with the Agreement. The charge has been reflected in the consolidated financial statements as minority interest in earnings of subsidiaries.

On June 30, 1997, the Company acquired all of the outstanding minority shareholder interests in each of the Company's subsidiaries with common stock of the Company. The exchanges were completed at fair value and resulted in the Company distributing 3,868,188 shares of common stock to the minority shareholders. The Company could have repurchased such shares in accordance with the Agreement at book value which would have been at an amount substantially less than fair value. However, the Company elected to exchange the minority shareholders' interest into parent company stock based upon fair value in order to reward employees for prior services that led to the Company's growth.
Because of this, the Company recorded compensation expense of $6,343,536 for the difference between the fair value of the stock exchanged and the recorded basis of minority shareholder interests consisting of amounts paid by the minority shareholders for their stock in the subsidiaries and their allocated earnings (increases in book value) reflected as charges to minority interest in earnings of subsidiaries.

The stockholders' agreement signed by employee shareholders of the Company in connection with the exchange of minority interest subsidiary stock contains a provision whereby stock can be repurchased at book value if an employee shareholder's employment terminates. While the Company reserves the right to exercise its rights under the agreement if an employee shareholder's employment is terminated, it is the Company's intent to do so at fair value other than upon termination for cause.

As described above, the compensation charge recorded at the time of the exchange resulted in a new measurement date for the stock received, and, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), no further variable plan charges will be recorded.

8.  Acquisitions and Transactions Among Entities Under Common Control

On June 30, 1997, the Company purchased all of the assets of the general maintenance supply operations of CAC, which were located in San Antonio and Austin, Texas (acquired assets to be called "SA/A"), with 1,702,703 shares of the Company's common stock. The number of shares was determined based on the fair value of the operations acquired divided by the fair value per share of common stock of the Company.

                       Century Maintenance Supply, Inc.

Also, on June 30, 1997, the Company sold one of its subsidiaries, Air Management, Inc. ("Air"), which is in the heating and air conditioning business, to CAC for $215,000. The sales price was based on the fair value of the subsidiary sold.

Both transactions described in the previous two paragraphs were conducted between the Company and CAC which were under common control at June 30, 1997 (collectively called "Common Control Mergers"); therefore, the transactions were recorded at historical cost in a manner similar to a pooling of interests. All periods presented have been restated to reflect the transactions. Separate results of operations of each of the entities under common control throughout the periods are depicted on the following page.

                                                                                        Adjustments
                                            CMS         Add:  SA/A     Less:  Air           (1)              Combined
                                        -----------    ------------   -------------    --------------     --------------
Year ended December 31,
 1996

  Sales............................    $ 94,430,210    $ 15,234,321    $  5,086,734     $  (1,464,580)    $  103,113,217

  Income (loss) before taxes
   and minority interest...........       7,706,670       1,719,715           1,254                --          9,425,131

  Net income (loss)................       3,662,051       1,719,715         (7,964)                --          5,389,730

Year ended December 31,
 1997

  Sales............................     144,640,182       7,703,681       5,488,875          (689,279)       146,165,709

  Income (loss) before taxes and
    minority interest..............       8,732,486       1,017,915       (399,312)                --         10,149,713

Net income (loss)..................       1,676,640       1,017,915       (237,519)                --          2,932,074

(1) The adjustments reflect sales transactions between the entities that need to be eliminated upon combination.

(2) SA/A and Air financial information for 1997 is for the period from January 1, 1997 through June 30, 1997.

In regard to the purchase of the assets of the general maintenance supply operations of CAC, any net cash provided by or used in the operations before the acquisition have been reflected in the restated statement of stockholders' equity as either distributions or contributions. Also, a net deferred tax asset of $36,300 was recorded on July 1, 1997 as part of the acquisition.

On July 11, 1997, the Company acquired all of the issued and outstanding common stock of Nationwide for approximately $9,160,000. The seller also received 322,045 options to purchase common stock of the Company at $3.04 per share. The acquisition was accounted for using the purchase method of accounting and resulted in goodwill of approximately $5,787,000. The following unaudited pro forma results of operations have been prepared assuming the acquisition had occurred as of the beginning of the periods presented. Those results are not necessarily indicative of results of the future operations nor of results that would have occurred had the acquisition been consummated as of the beginning of the periods presented.

                       Century Maintenance Supply, Inc.

                                                                Year ended
                                                                December 31,
                                                                   1997
                                                                -----------
------------------------------------------------------------------------------
Net sales...............................................       $   166,011,000

Net income..............................................       $     4,028,000


9.  Stockholders' Equity

Effective March 29, 1998, the Company repurchased 193,170 shares of common stock from a stockholder for $500,000. These shares have been placed in treasury stock.

As part of the Recapitalization the Company sold the $40.0 million of 13.25% Senior Exchangeable PIK (Payment-in-kind) Preferred Stock of which $12.0 million was sold to affiliates of the Company. The Preferred stock is due in 2010 with an aggregate liquidation preference of $40.00 million or $100 per share. Dividends are payable semiannually in cash, except that on each dividend payment date on or prior to July 1, 2003, dividends may be paid at the Company's option, by issuance of additional shares of preferred stock. The preferred stock is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends, on July 1, 2010. The Company may redeem the preferred stock in accordance with certain redemption provisions at a date earlier than July 1, 2010. If the Company elects to redeem the preferred stock on or before July 1, 2003, the redemption price will be 113.25% of the liquidation preference price of $100 per share. Holders of preferred stock have no voting rights.

At any time, the Company may, at its option, exchange all of the shares of preferred stock then outstanding for Exchange Debentures in a principal amount equal to the liquidation preference of the shares being exchanged. The exchange debentures would have interest of 13.25% and would be due in 2010. The Company's credit facility currently prohibits the Company from exchanging the preferred stock. The Company incurred approximately $2,803,000 of costs as part of the sale of the preferred stock which has been offset against the proceeds. Through December 31, 1998, the Company has accreted approximately $112,000 to retained earnings as part of dividends accrued.

10.  Employee Stock Option Plan

In July 1997, the Company established the 1997 Incentive Stock Plan (the "Stock Option Plan"), pursuant to which options may be granted to eligible employees of the Company or its subsidiaries for the purchase of an aggregate of 1,000,000 shares of common stock of the Company (the "Company Stock"). The Stock Option Plan is administered by the Board of Directors (the "Board"). The Board has the power to determine which eligible employees will receive stock option rights, the timing and manner of the grant of such rights, the exercise price, the number of shares to be covered by the option, and the type and terms of the options. The Board may, at any time, terminate or amend the Stock Option Plan, provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options.

On July 1, 1997, the Company granted 620,033 non-qualified, fully vested stock options to purchase Common Stock with an exercise price of $1.74 per common share with an expiration date of three years after the date of grant. The grant of options resulted in compensation expense of $625,240 for the excess of the fair value of the Common Stock over the exercise price at the date of the grant. The Company also granted 322,095 non-qualified, fully vested stock options to purchase Common Stock, with an exercise price of $3.04 per common share and with an expiration date of three years after the date of grant on July 11, 1997 (see
Note 8). As part of the Recapitalization the Company repurchased 545,146 of the outstanding options and recognized a compensation charge of $4,091,633 (see Note
1).

In connection with the Recapitalization, the Company adopted the 1998 Nonqualified Stock Option Plan, pursuant to which options may be granted to eligible employees of the Company for the purchase of an aggregate of 1,642,500 shares of common stock of the Company. The 1998 Nonqualified Stock Option Plan is administered by the Board of Directors (the "Board"). On July 9, 1998, the Company granted 692,000 non-qualified stock options to purchase common stock with an exercise price of $10.00 per common share with an expiration date of seven years after the date

                       Century Maintenance Supply, Inc.

of grant. The stock options become exercisable over a four-year period based on the Company meeting certain financial goals each year or on a cumulative basis over the four-year period as set forth in the stock option agreement. Effective December 31, 1998, the Board of Directors approved the vesting of 57,667 options to purchase common stock under the 1998 Nonqualified Stock Option Plan. The grant is being recorded using variable plan accounting and as of December 31, 1998, no compensation expense has been recorded as fair value did not exceed the exercise price.

On July 9, 1998, under the 1998 Nonqualified Stock Option Plan, the Company granted a primary shareholder 180,000 non-qualified stock options to purchase common stock of the Company with an exercise price of $10.00 per common share with an expiration date of seven years after the grant date. The stock options become exercisable over a three-year period based on the Company meeting certain financial goals each year or on a cumulative basis over the three-year period as set forth in the stock option agreement. None of these options have vested as of December 31, 1998. The grant is being recorded using variable plan accounting and as of December 31, 1998, no compensation expense has been recorded.

In connection with the Recapitalization, the Company granted to a new director of the Company 50,000 non-qualified stock options to purchase common stock of the Company. The stock options have an exercise price of $10.00 per common share with an expiration of 7 years after the grant date and are fully vested and exercisable.

The weighted average remaining contractual life of all outstanding options at December 31, 1997 and 1998 was 2.5 and 6 years, respectively. Changes in the outstanding options granted pursuant to the Stock Option Plan are summarized in the table below:

                                                                   Weighted
                                                                   Average                Weighted
                                                                Exercise Price          Average Fair
                                             Number of                Per                 Value Per
                                               Shares                Share                 Share
                                          ---------------      -----------------     ---------------
Outstanding at December 31, 1996                      --       $            --       $          --

Granted July 1, 1997                              620,333      $            1.74     $          1.12

Granted July 11, 1997                             322,095      $            3.04     $          1.12
                                          ---------------      -----------------     ---------------
Outstanding at December 31, 1997                  942,428      $            2.18     $          1.12

    Repurchased July 8, 1998                     (545,146)     $            2.13

    Granted July 9, 1998                          692,000      $           10.00     $          2.27

    Granted July 9, 1998                           50,000      $           10.00     $          2.27

    Granted July 9, 1998                          180,000      $           10.00     $          2.27
                                          ---------------      -----------------     ---------------

Outstanding at December 31, 1998                1,319,282      $            7.67     $          1.92
                                          ===============      =================     ===============

                       Century Maintenance Supply, Inc.

The following summarizes information related to stock options outstanding at December 31, 1998:

                                              Options Outstanding                            Options Exercisable
                                      --------------------------------------------       --------------------------
                                                                       Weighted
                                                       Weighted        Average                          Weighted
                                                        Average        Remaining                         Average
                                                       Exercise      Contractual                         Exercise
Range of Exercise Prices                 Options         Price          Life              Options         Price
-------------------------------       -----------     ----------     ------------         -------      ----------
$  10.00 -  $  10.00...........           922,000     $    10.00        6.5  years        107,436      $    10.00

$   1.74 -  $   3.04...........           397,282     $     2.26        1.5  years        397,282      $     2.26
                                      -----------                                         -------
$   1.74 -  $  10.00...........         1,319,282     $     7.67        6.0  years        504,718      $     3.91
                                      ===========                                         =======

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for stock-based compensation arrangements.

Pro forma information regarding net income per share is required by FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using the minimum value option pricing model using the following assumptions: risk-free interest rate of 5.8% and 5.2%, a dividend yield of 0% and 0%, and expected life of 1.5 years and 5 years for 1997 and 1998, respectively. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company's pro forma information for the years ended December 31, 1997 and 1998, as if the Company had accounted for its employee stock options granted under the fair value method prescribed by FAS 123, follows:

                                                                    Year ended December 31
                                                              --------------------------------
                                                                     1997              1998
                                                              --------------    --------------
Net income as reported........................................ $   2,932,074      $  1,799,273
Pro forma net income ......................................... $   2,876,614      $  1,698,048


The 322,095 stock options granted on July 11, 1997 were part of the consideration for the acquisition of Nationwide (see Note 8). The minimum value method resulted in no additional purchase consideration using the same assumptions noted above.

11.  Profit Sharing Plan and Defined Contribution Plan

CAC sponsors a noncontributory, defined contribution profit sharing plan for the benefit of all eligible employees (as defined in the plan agreement), in which subsidiaries participate. The annual contribution to the plan is determined at the discretion of the Board. For the years ended December 31, 1996, 1997, and 1998, the Company made no contribution to the plan.

The Company sponsors a 401(k) savings and retirement plan which is open to all employees who have attained age 21 and who have completed one full year of service. Each employee may contribute a minimum of 2%, up to a maximum

                       Century Maintenance Supply, Inc.

of 15%, of basic compensation. The Company matches contributions at a rate of 50% for contributions by the employee up to 8% of an employee's compensation. The Company contributed approximately $241,000, $297,000, and $403,000 in 1996, 1997, and 1998, respectively, as matching funds to the plan. No discretionary, lump-sum contributions were made in 1996, 1997, and 1998.

                                   SIGNATURE

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CENTURY MAINTENANCE SUPPLY, INC.



March 29, 1999                   By: /s/ Richard E. Penick
                                     ---------------------
                                     Richard E. Penick
                                     Chief Financial Officer, Vice President
                                     and Assistant Secretary

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard E. Penick his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in and any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


         Signature                               Title                                         Date


/s/ Dennis C. Bearden                   Chief Executive Officer                            March 29, 1999
-------------------------------         and Director (Principal Executive Officer)
    Dennis C. Bearden

/s/ Charles L. Littlepage               Chief Operating Officer and Director               March 29, 1999
-------------------------------
    Charles L. Littlepage

/s/ Richard E. Penick                   Chief Financial Officer and Director               March 29, 1999
-------------------------------         (Principal Financial and Accounting
    Richard E. Penick                   Officer)


/s/ Mark J. Doran                       Director                                           March 29, 1999
-------------------------------
    Mark J. Doran

/s/ William C. Johnson                  Director                                           March 29, 1999
-------------------------------
    William C. Johnson

/s/ Jon D. Ralph                        Director                                           March 29, 1999
-------------------------------
    Jon D. Ralph


/s/ J. Frederick Simmons                Director                                           March 29, 1999
-------------------------------
    J. Frederick Simmons

/s/ Ronald P. Spogli                    Director                                           March 29, 1999
-------------------------------
    Ronald P. Spogli

Supplemental Information to be Furnished With Reports filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

     Other than this Report on Form 10-K, no other annual report and no proxy materials have been sent or will be furnished to the Company's security holders.