Form 10-Q
period 1999-03-31
CENTURY MAINTENANCE SUPPLY INC
filed 1999-05-14
CIK 1068617

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                   Form 10-Q

                                  (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period from __________ to __________

                      Commission file number - 333-62635

                          _____________________

                        CENTURY MAINTENANCE SUPPLY, INC.
             (Exact name of registrant as specified in its charter)

                          _____________________

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

Yes [X] No [ ]

     The number of shares of Common Stock, $.001 par value, outstanding (the only class of common stock of the Company outstanding) was 12,443,147 on May 13, 1999.

================================================================================

               CENTURY MAINTENANCE SUPPLY, INC. AND SUBSIDIARIES

                          Quarter Ended March 31, 1999

                               TABLE OF CONTENTS





PART I.   FINANCIAL INFORMATION                                                                                     Page
                                                                                                                    ----
Item 1. Consolidated Financial Statements of Century Maintenance Supply, Inc. (Unaudited)
        Consolidated Balance Sheets as of December 31, 1998 and March 31, 1999......................................    2

        Consolidated Statements of Operations for the Three Months Ended
        March 31, 1998 and March 31, 1999...........................................................................    4

        Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the Three Months
        Ended March 31, 1999........................................................................................    5

        Consolidated Statements of Cash Flows for the Three Months Ended
        March 31, 1998 and March 31, 1999...........................................................................    6

        Notes to Consolidated Financial Statements..................................................................    7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......................   11

Item 3. Quantitative and Qualitative Disclosures About Market Risk..................................................   17

PART II.                OTHER INFORMATION

Item 1.        Legal Proceedings....................................................................................   18
Item 2.        Changes in Securities................................................................................   18
Item 3.        Defaults Upon Senior Securities......................................................................   18
Item 4.        Submission of Matters to a Vote of Security Holders..................................................   18
Item 5.        Other Information....................................................................................   18
Item 6.        Exhibits and Reports on Form 8-K.....................................................................   18

SIGNATURE...........................................................................................................   19

                        Century Maintenance Supply, Inc.

                          Consolidated Balance Sheets
                                 (In Thousands)

                                               December 31,     March 31,
                                                   1998           1999
                                               -----------    ----------
                                                               (Unaudited)
Assets
Current assets:
  Cash..........................................    $ 3,643       $ 4,151
  Accounts receivable:
     Trade, net.................................     19,132        20,875
     Related parties............................        170            --
  Inventory, net................................     34,714        37,730
  Deferred income taxes.........................        918           918
  Prepaid expenses and other current assets.....      3,321         3,285
                                                    -------       -------
Total current assets............................     61,898        66,959

Goodwill, net...................................      5,350         5,303
Other assets....................................        641           642
Deferred financing costs........................      3,437         3,248

Property and equipment..........................      5,808         6,858
   Less accumulated depreciation................     (3,267)       (3,403)
                                                    -------       -------
Net property and equipment......................      2,541         3,455
                                                    -------       -------

Total assets....................................    $73,867       $79,607
                                                    =======       =======



See accompanying notes.

                                  (continued)

                        Century Maintenance Supply, Inc.

                                 (In Thousands)

                                                                  December 31,     March 31,
                                                                     1998           1999
                                                                  -----------    ----------
                                                                                 (Unaudited)
Liabilities and stockholders' equity (deficit)
Current liabilities:
  Trade accounts payable.......................................   $    10,474    $   11,986
  Accounts payable--related party..............................            --           142
  Revolving credit facility....................................            --         5,000
  Income taxes payable.........................................         2,280           523
  Accrued expenses.............................................         4,076         4,402
  Current portion of long-term debt............................         4,600         4,600
  Dividends payable............................................         2,547         1,390
                                                                  -----------    ----------
Total current liabilities......................................        23,977        28,043

Long-term debt, less current portion...........................        94,100        92,950
Deferred income taxes..........................................           297           297

Redeemable, exchangeable preferred stock, $100 par value:
  Authorized shares--2,000,000;
    Shares issued and outstanding--400,000 at December 31, 1998         37,309        39,915
      and 425,470 at March 31, 1999

Stockholders' equity (deficit):
 Common stock, $0.001 par value:
  Authorized shares--15,000,000;
    Shares issued and outstanding--12,443,147 at
     December 31, 1998 and at March 31, 1999,
     respectively.............................................             12            12
     Additional paid-in capital................................        70,759        70,759
     Treasury stock, at cost...................................          (500)         (500)
     Retained earnings (deficit)...............................      (152,087)     (151,869)
                                                                  -----------    ----------
Total stockholders' equity (deficit)...........................       (81,816)      (81,598)
                                                                  -----------    ----------
Total liabilities and stockholders' equity (deficit)...........   $    73,867    $   79,607
                                                                  ===========    ==========

See accompanying notes.

                        Century Maintenance Supply, Inc.

                     Consolidated Statements of Operations
                                 (In Thousands)

                                                   Three months ended
                                                        March 31,
                                                ----------------------
                                                     1998       1999
                                                -----------    ----------
                                                       (Unaudited)

Net sales...................................... $    40,514   $ 46,798
Cost of goods sold.............................      29,257     33,472
                                                -----------   --------
Gross profit...................................      11,257     13,326

Selling, general, and administrative expenses..       6,711      8,349
                                                -----------   --------
Operating income...............................       4,546      4,977

Interest expense...............................         345      2,277
                                                -----------    -------
Income before income taxes.....................       4,201      2,700

Provision for income taxes.....................       1,631      1,034
                                                -----------    -------
Net income..................................... $     2,570    $ 1,666
                                                ===========    =======

See accompanying notes.

                        Century Maintenance Supply, Inc.

      Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                       (In Thousands, except share data)

                                  Number of     Common   Additional   Treasury     Retained          Total
                                   Shares       Stock     Paid-In      Stock       Earnings     Stockholders'
                                 Outstanding              Capital                 (Deficit)         Equity
                                                                                                  (Deficit)
                                 -----------------------------------------------------------------------------
Balances at
   December 31, 1998..........     12,443,147    $  12      $70,759    $  (500)    $(152,087)         $(81,816)
   Preferred dividends
    accrued (unaudited).......                                                        (1,448)           (1,448)
   Net income (unaudited).....                                                         1,666             1,666
                                   ----------     -----      -------      -----     ---------          --------
Balances at                        12,443,147     $  12      $70,759      $(500)    $(151,869)         $(81,598)
 March 31, 1999 (unaudited)....    ==========     =====      =======      =====     =========          ========


See accompanying notes.

                        Century Maintenance Supply, Inc.

                     Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                                        Three months ended
                                                                                                            March 31,
                                                                                                     ---------------------
                                                                                                          1998       1999
                                                                                                     ---------------------
                                                                                                          (Unaudited)
Operating activities
Net income.........................................................................................     $ 2,570    $ 1,666
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization...................................................................         246        310
   Bad debt expense................................................................................          76         90
   Changes in operating assets and liabilities:
      Accounts receivable..........................................................................        (956)    (1,521)
      Inventory....................................................................................      (4,670)    (3,016)
      Prepaid expenses and other assets............................................................         (23)       224
      Accounts payable.............................................................................       4,839      1,512
      Accrued expenses.............................................................................         218        327
      Income taxes payable.........................................................................         322     (1,757)
                                                                                                         ------    --------
Net cash provided by (used in) operating activities................................................       2,622     (2,165)

Investing activities
Purchases of property and equipment................................................................        (260)    (1,177)
Proceeds from sale of property and equipment.......................................................          40         --
                                                                                                         ------    --------
Net cash used in investing activities..............................................................        (220)    (1,177)

Financing activities
Net borrowings (repayments) under revolving credit facility........................................      (1,100)     5,000
Repayments of long-term debt.......................................................................        (712)    (1,150)
Purchase of treasury stock, at cost................................................................        (500)        --
                                                                                                         ------    --------
   Net cash provided by (used in) financing activities.............................................      (2,312)     3,850
                                                                                                         ------    --------
Net increase in cash...............................................................................          90        508
Cash at beginning of period........................................................................       6,599      3,643
                                                                                                         ------    --------
Cash at end of period..............................................................................     $ 6,689    $ 4,151
                                                                                                         ======    ========

See accompanying notes.

                   Notes to Consolidated Financial Statements
                                  (unaudited)

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

     The consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company's consolidated balance sheet at March 31, 1999 and the consolidated statements of operations, changes in stockholders' equity, and cash flows for the interim periods ended March 31, 1998 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations, and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

     On July 8, 1998, the Company completed a 2.30068 to 1 common stock split in connection with the recapitalization (see below) of the Company. This transaction has been reflected in the financial statements.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998.

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

   . The Company issued $40,000,000 of Senior Exchangeable PIK Preferred Stock
     (the "Preferred Stock"), $12,000,000 of which was purchased by affiliated parties.

   . The Company obtained new secured term loan facilities with an aggregate principal amount of $100,000,000 (see Note 8).

   . Acquisition Co. was merged into the Company (with the Company as the surviving corporation) and Acquisition Co.'s outstanding capital stock was converted into 2,969,820 newly issued shares of the Company.

   . Pursuant to the merger, the Company applied the proceeds of the Equity
     Investment of $68,326,190, proceeds of the secured term loan facilities of $100,000,000 and the proceeds of the Preferred Stock of $40,000,000 to convert 7,561,355 shares of the Company held by the primary shareholder (Dennis C. Bearden) and the Management Owners (certain management employees of the Company) (collectively, the "Continuing Shareholders") and 236,950 options into cash of approximately $178,300,000, and paid certain costs and expenses associated with the Recapitalization which totaled approximately $14,280,000. Of the approximately $14,280,000 of costs and expenses, approximately $7,982,000 was expensed and the remainder, related to the Preferred Stock and the new credit facility, was offset against proceeds or capitalized as deferred financing costs (see below). The purchase of the options to purchase shares of common stock from employees resulted in a compensation charge of approximately $4,092,000.

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

4.  Stockholders' Equity

     Effective March 29, 1998, the Company repurchased 83,962 shares of common stock from a stockholder for $500,000. These shares have been placed in treasury stock.

     On July 1, 1997, the Company granted 269,500 non-qualified, fully vested stock options to purchase Common Stock with an exercise price of $4.00 per common share with an expiration date of three years after the date of grant.

     In connection with the Recapitalization, the Company adopted the 1998 Nonqualified Stock Option Plan, pursuant to which options may be granted to eligible employees of the Company for the purchase of an aggregate of 1,642,500 shares of common stock of the Company. The 1998 Nonqualified Stock Option Plan is administered by the Board of Directors (the "Board"). On July 9, 1998, the Company granted 692,000 non-qualified stock options to purchase common stock with an exercise price of $10.00 per common share with an expiration date of seven years after the date of grant. The stock options granted become exercisable over a four-year period based on the Company meeting certain financial goals each year or on a cumulative basis over the four-year period as set forth in the stock option agreement. The grant is being recorded using variable plan accounting and as of March 31, 1999, no compensation expense has been recorded.

     In connection with the Recapitalization, the Company granted to a new director of the Company 50,000 non-qualified stock options to purchase common stock of the Company. The stock options have an exercise price of $10.00 per common share with an expiration of seven years after the grant date and are fully vested and exercisable.

     In connection with the Recapitalization, the Company granted a primary shareholder 180,000 non-qualified stock options to purchase common stock of the Company with an exercise price of $10.00 per common share with an expiration of seven years after the grant date. The stock options become exercisable over a three-year period based on the Company meeting certain financial goals each year or on a cumulative basis over the three-year period as set forth in the stock option agreement. The grant is being recorded using variable plan accounting and as of March 31, 1999, no compensation expense has been recorded.

5.  Preferred Stock

     As part of the Recapitalization the Company sold $40.0 million of 13 1/4% Senior Exchangeable PIK (Payment-in-kind) Preferred Stock of which $12.0 million was sold to affiliates of the Company. The preferred stock is due in 2010 with an aggregate liquidation preference of $40.0 million or $100 per share. Dividends are payable semi-annually in cash, except that on each dividend payment date on or prior to July 1, 2003, dividends may be paid, at the Company's option, by issuance of additional shares of preferred stock. The New Credit Facility currently prohibits the payment of cash dividends on the preferred stock. The preferred stock is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends, on July 1, 2010. The Company may redeem the preferred stock in accordance with certain redemption provisions at a date earlier than July 1, 2010. If the Company elects to redeem the preferred stock on or before July 1, 2003 the redemption price will be 113.25% of the liquidation preference price of $100 per share. Holders of preferred stock have no voting rights. During the quarter ended March 31, 1999, the Company issued 25,469.6 shares of additional preferred stock as payment-in-kind for dividends on the Company's existing preferred stock.

     At any time, the Company may, at its option, exchange all of the shares of preferred then outstanding for Exchange Debentures in a principal amount equal to the liquidation preference of the shares being exchanged. The exchange debentures would have interest of 13 1/4% and would be due in 2010. The Company's credit facility currently prohibits the Company from exchanging the preferred stock. The Company incurred $2,803,000 of costs as part of the sale of the preferred stock which has been offset against the proceeds. For the three months ended March 31, 1999 the Company has accreted $58,387 to retained earnings as part of dividends accrued.

6.  Credit Facility

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

     The new credit facility contains certain non-financial and financial covenants. The Company incurred $4,552,000 of costs as part of obtaining the new credit facility which have been recorded as deferred financing costs. The Company amortizes the costs over the average life of the new credit facility. For the three months ended March 31, 1999 the Company recognized amortization expense of $188,587.

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

Forward Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Report, including without limitation, certain statements under this Item 2 and the Company's financial statements and notes thereto contained elsewhere in this Report regarding the Company's financial position, business strategy, prospects and other related matters may constitute such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Actual results could differ materially from the Company's expectations as a result of a number of factors, including without limitation those set forth below and those located elsewhere in this Report and in the Company's Registration Statement on Form S-4, as amended, effective January 21, 1999 (File Number 333-62635).

General

     Century has grown through a combination of increasing sales at its existing distribution centers, by opening new distribution centers and through the acquisition of Nationwide Apartment Supply, Inc. in July 1997 (the "Nationwide Acquisition"). As part of its strategy of expanding into new geographic markets, the Company opened 19 new distribution centers from 1994 through the quarter ended March 31, 1999. Historically, a typical center breaks even within three years of opening, and operating margins continue to improve as the center's revenue grows. The Nationwide Acquisition added 11 distribution centers principally in the midwestern United States, three of which were consolidated into existing Century centers.

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

     On February 19, 1999, the Initial Preferred Stock was exchanged for Century's Series C 13 1/4% Senior Exchangeable PIK Preferred Stock (the "Exchange Preferred Stock"), which was registered under the Securities Act pursuant to Century's Registration Statement on Form S-4, as amended, effective January 21, 1999 (File Number 333-62635).

Results of Operations

     The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.

                                                   Three Months Ended
                                                       (unaudited)
                                               ------------------------
                                                  March 31,   March 31,
                                                    1998        1999
                                                -----------  ----------
                                                 (dollars in thousands)
Net sales.......................................$    40,514  $   46,798
Cost of goods sold..............................     29,257      33,472
                                                -----------  ----------
   Gross profit.................................     11,257      13,326
Selling, general and administrative expenses....      6,711       8,349
                                                -----------  ----------
   Total operating expenses.....................      6,711       8,349
                                                -----------  ----------
Operating income................................      4,546       4,977
Interest expense................................        345       2,277
                                                -----------  ----------
Income before income taxes......................      4,201       2,700
Provision for income taxes......................      1,631       1,034
                                                -----------  ----------
Net income......................................$     2,570  $    1,666
                                                ===========  ==========

                                                Three Months Ended
                                               --------------------
                                               March 31,  March 31,
                                                  1998      1999
                                               ---------- ---------
Net sales......................................    100.0%   100.0%
Cost of goods sold.............................     72.2     71.5
                                               ---------  -------
   Gross profit................................     27.8     28.5
Selling, general and administrative expenses...     16.6     17.8
                                               ---------  -------
   Total operating expenses....................     16.6     17.8
                                               ---------  -------
Operating income...............................     11.2     10.7
Interest expense...............................      0.9      4.9
                                               ---------  -------
Income before income taxes.....................     10.3      5.8
Provision for income taxes.....................      4.0      2.2
                                               ---------  -------
Net income.....................................      6.3%     3.6%
                                               =========  =======

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Net sales for the quarter ended March 31, 1999 were $46.8 million, an increase of $6.3 million or 15.5% over the quarter ended March 31, 1998. This increase in net sales was primarily due to comparable center growth of 13.6% and the opening of new distribution centers in Miami and Oklahoma City (third quarter of 1998) and Jacksonville and Nashville (first quarter 1999).

     The Company's gross profit for the quarter ended March 31, 1999 was $13.3 million, an increase of $2.1 million or 18.4% over the quarter ended March 31, 1998. As a percentage of net sales, the Company's gross profit increased to 28.5% for the quarter ended March 31, 1999 from 27.8% for the quarter ended March 31, 1998. This increase in gross profit as a percentage of net sales was primarily due to improved purchasing and vendor relationships.

     Selling, general and administrative expense, consisting primarily of payroll, occupancy related and vehicle base expenses totaled $8.3 million for the quarter ended March 31, 1999, an increase of $1.6 million or 24.4% over the quarter ended March 31, 1998. As a percentage of net sales, selling, general and administrative expense increased to 17.8% for the quarter ended March 31, 1999 from 16.6% in the quarter ended March 31, 1998. This increase was primarily attributable to the opening of four new centers, acceleration of a planned sales force increase, the establishment of the Company's new corporate headquarters, costs associated with the centralization of administrative functions, and the relocation of several distribution centers into larger facilities.

     Interest expense for the quarter ended March 31, 1999 was $2.3 million, an increase of $1.9 million or 560.0% from the quarter ended March 31, 1998, primarily due to the additional debt incurred in connection with the Recapitalization.

Liquidity and Capital Resources

     The Company's primary capital requirements have been the funding of its continued distribution center expansion program, inventory requirements and the development and implementation of customized information systems. From 1996 to the quarter ended March 31, 1999, the Company has opened ten new distribution centers. The Company has financed its growth through a combination of internally generated funds and borrowings.

     In the first three months of 1999, net cash used in operating activities was $2.2 million, decreasing from $2.6 million of net cash provided in the first three months of 1998 due primarily to increased sales volume which resulted in increased working capital needs and from the increased interest expense related to the Recapitalization. Net cash used for investing activities in the first three months of 1999 was $1.2 million, increasing from $0.2 million of net cash used in the first three months of 1998 and was due to an increase in capital expenditures. Net cash provided by financing activities in the first three months of 1999 was $3.9 million, increasing from net cash used of $2.3 million in the first three months of 1998 due to increased borrowing.

     The Company currently anticipates that its capital expenditures, excluding potential acquisitions, for 1999 and 2000 will be approximately $2.0 million in each year. Inventories were $37.7 million as of March 31, 1999 and $34.7 million at December 31, 1998. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same day or next day filling of most orders. The Company anticipates that its inventory levels will continue to increase primarily to support higher sales volumes and new center openings. Trade accounts receivable, net of allowances were $20.9 million at March 31, 1999 and $19.1 million at December 31, 1998. The Company generally offers 30-day credit terms to its customers. The Company's working capital requirements are typically higher in the second and third quarters to meet seasonal demand. This is due primarily to the fact that more people move during the summer months when school is out, causing apartment managers to purchase more supplies to make apartments ready for new occupants. Also, hot summer months translate into a higher volume of HVAC sales due to the need for air conditioning parts.

     The Company has outstanding indebtedness consisting of borrowings of $97.6 million under the Term Loan Facility. The Company has access to a total of $25.0 million through the Revolving Credit Facility. As of May 13, 1999, the Company had $5.0 million of outstanding borrowings under the Revolving Credit Facility, which the Company anticipates repaying during 1999. The Tranche A Term Facility will mature on the fifth anniversary of initial borrowing and the Tranche B Term Facility will mature on the seventh anniversary of initial borrowing. Annual required principal payments on the Term Loan Facility on each anniversary of initial borrowing will be $3.6 million, $4.6 million, $7.6 million, $12.6 million, $14.6 million, $23.0 million and $34.0 million. The Revolving Credit Facility will mature on the fifth anniversary of the Credit Facility. The interest rate under the Credit Facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 2.75% (for the Tranche B Term Facility) per annum or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 1.75% (for the Tranche B Term Facility) per annum. If the Company achieves performance goals as agreed upon, rates under the Tranche A Term Facility and the Revolving Credit Facility will be reduced in increments as agreed. The Company also covenanted to enter into specified interest rate protection arrangements, including interest rate swaps, to reduce the Company's exposure to fluctuations in the rates of interest payable under the Credit Facility. In mid-July, 1998, the Company entered into such interest rate swap transactions with respect to $50.0 million of borrowings under the Term Loan Facility, which became effective September 30, 1998.

At May 13, 1999 the interest rate for the Revolving Credit Facility was 9.25%, the Tranche A Facility was 7.8125% and the Tranche B Facility was 8.0625%. The interest rate for the portion of the Term Loan Facility under the interest rate swap is 8.54% for $19.0 million under the Tranche A Facility and 8.81% for $29.9 million under the Tranche B Facility. A commitment fee of 0.5% per annum will be charged on the unused portion of the Credit Facility. The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company and its subsidiaries (including the capital stock of the subsidiaries).

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

     The Credit Facility contains covenants restricting the ability of the Company and the Company's subsidiaries to, among others, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock, (iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures, (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA and (e) an interest coverage ratio. The Company is in compliance, as of May 13, 1999, with the material provisions of the Credit Facility.

     In connection with the Recapitalization, the Company issued 280,000 shares of its Initial Preferred Stock with an aggregate liquidation preference of $28.0 million, and 120,000 shares of preferred stock issued pursuant to the Private Placement, with an aggregate liquidation preference of $12.0 million. On February 19, 1999, the Initial Preferred Stock was exchanged for the Company's Series C 13 1/4% Senior Exchangeable PIK Preferred Stock due 2010 which has been registered under the Securities Act pursuant to the Company's Registration Statement on Form S-4, as amended, effective January 21, 1999 (File Number 333-62635). At the election of the Company, dividends on the Exchange Preferred Stock may be paid in kind until July 1, 2003 and thereafter must be paid in cash. During the quarter ended March 31, 1999, the Company issued 25,469.6 shares of additional preferred stock as payment-in-kind for dividends on the Exchange Preferred Stock. The Credit Facility currently prohibits the payment of cash dividends on the Exchange Preferred Stock. The Exchange Preferred Stock is mandatorily redeemable upon a change of control and on July 1, 2010.

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

     The Company also relies, directly and indirectly, on the external systems of various independent business enterprises, such as its customers, suppliers, creditors, financial organizations, and of governments, for the accurate exchange of data and related information. The Company could be affected as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts. The Company has implemented a program to assess and monitor the progress of these third parties in resolving Year 2000 issues, and to determine whether any Year 2000 issues encountered by a third party would pose a business risk to the Company. The Company has developed a survey and distributed it to its vendors and customers to assess its Year 2000 risk based on the Year 2000 issues of these third parties. The Company has received the majority of the responses and is in the process of analyzing them. The Company does not expect the cost of the survey procedure to be material.

     The Company believes the worst case scenario in the event of a Year-2000 related failure would be the lack of Year 2000 compliance on the part of certain of the Company's vendors. The Company is continuing to develop contingency plans in the event such a business interruption caused by Year 2000 problems should occur, including investigating back-up suppliers who are Year 2000 compliant. The

Company cannot assure that Year 2000 related systems issues of third parties will be corrected in a timely manner or that the failure of these third parties to correct these issues would not have a material adverse effect on the Company.

     The Company has expended approximately $1.2 million related to the new computer system, $900,000 of which was capitalized.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative Disclosures. The Company is exposed to certain market risks inherent in its financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to the Company's acquisitions of related businesses. Certain of the Company's financial instruments are fixed rate, short-term investments which are held to maturity. The Company is subject to interest rate risk on its existing long-term debt and any future financing requirements. The Company's variable rate debt relates to borrowings under the Credit Facility (see "Item 2. Management's Discussion and Analysis and Results of Operations--Liquidity and Capital Resources"). Notional amounts related to interest rate swaps are used to calculate cash flows to be exchanged under the swap agreement.

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

     Changes in the long term debt instruments and the interest rate swaps have not been material since December 31, 1998.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.

ITEM 2.   CHANGES IN SECURITIES

     Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 10, 1999, reporting the change in the Company's certifying accountant as Item 4 therein.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CENTURY MAINTENANCE SUPPLY, INC.,
                               a Delaware corporation


May 13, 1999                   By:  /s/ Richard E. Penick
                                    ---------------------
                                    Richard E. Penick
                                    Chief Financial Officer, Vice President and
                                    Assistant Secretary
                                    (Duly Authorized Officer and Principal
                                    Financial Officer)