Form 10-Q
period 1999-06-30
CENTURY MAINTENANCE SUPPLY INC
filed 1999-08-16
CIK 1068617

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                   Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period from __________ to __________

                       Commission file number - 333-62635

                         -----------------------------

                        CENTURY MAINTENANCE SUPPLY, INC.
             (Exact name of registrant as specified in its charter)

                         -----------------------------

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

Yes [X]  No [_]

     The number of shares of Common Stock, $0.001 par value, outstanding (the only class of common stock of the Company outstanding) was 12,443,147 on August 13, 1999.

================================================================================

               CENTURY MAINTENANCE SUPPLY, INC. AND SUBSIDIARIES

                          Quarter Ended June 30, 1999

                               TABLE OF CONTENTS


                                                                                                                        Page
                                                                                                                        ----
PART I.      FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements of Century Maintenance Supply, Inc. and Subsidiaries (Unaudited)

          Condensed Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999.............................    2

          Condensed Consolidated Statements of Income for the Three Months and Six Months Ended
          June 30, 1998 and June 30, 1999.............................................................................    4

          Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the Six Months
          Ended June 30,1999..........................................................................................    5

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 1998 and June 30, 1999.............................................................................    6

          Notes to Condensed Consolidated Financial Statements........................................................    7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......................   11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................................   17

PART II.     OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................................................   18
Item 2.   Changes in Securities.......................................................................................   18
Item 3.   Defaults Upon Senior Securities.............................................................................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........................................................   18
Item 5.   Other Information...........................................................................................   18
Item 6.   Exhibits and Reports on Form 8-K............................................................................   18

SIGNATURE.............................................................................................................   19

                         PART I FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CENTURY
         MAINTENANCE SUPPLY, INC. AND SUBSIDIARIES (UNAUDITED)

               Century Maintenance Supply, Inc. and Subsidiaries

                     Condensed Consolidated Balance Sheets
                                (In Thousands)

                                                 December 31,    June 30,
                                                     1998          1999
                                                 ------------    --------
                                                               (Unaudited)
Assets
Current assets:
   Cash.........................................    $ 3,643       $   646
   Accounts receivable:
      Trade, net................................     19,132        29,992
      Related parties...........................        170           339
   Inventory, net...............................     34,714        39,563
   Deferred income taxes........................        918           918
   Prepaid expenses and other current assets....      3,321         2,857
                                                    -------       -------
Total current assets............................     61,898        74,315

Goodwill, net...................................      5,350         6,335
Other assets....................................        641           101
Deferred financing costs........................      3,437         3,060

Property and equipment..........................      5,808         7,472
   Less accumulated depreciation................     (3,267)       (3,552)
                                                    -------       -------
Net property and equipment......................      2,541         3,920
                                                    -------       -------

Total assets....................................    $73,867       $87,731
                                                    =======       =======


See accompanying notes.

                                  (continued)

               Century Maintenance Supply, Inc. and Subsidiaries

                      (In Thousands, except share data)

                                                                     December 31,    June 30,
                                                                        1998           1999
                                                                     ------------    --------
                                                                                  (Unaudited)
Liabilities and Stockholders' equity (deficit)
Current liabilities:
  Trade accounts payable............................................  $  10,474     $  17,806
  Revolving credit facility.........................................         --         5,500
  Income taxes payable..............................................      2,280           993
  Accrued expenses..................................................      4,076         4,789
  Current portion of long-term debt.................................      4,600         4,600
  Dividends payable.................................................      2,547         2,819
                                                                      ---------     ---------
Total current liabilities...........................................     23,977        36,507

Long-term debt, less current portion................................     94,100        91,800
Deferred income taxes...............................................        297           297

Redeemable, exchangeable preferred stock, $100 par value:
  Authorized shares--2,000,000;
    Shares issued and outstanding--400,000 at December 31, 1998
      and 425,470 at June 30, 1999..................................     37,309        39,973

Stockholders' equity (deficit):
  Common stock, $0.001 par value:
    Authorized shares--15,000,000;
      Shares issued and outstanding--12,443,147 at
        December 31, 1998 and at June 30, 1999, respectively........         12            12
    Additional paid-in capital......................................     70,759        70,759
    Treasury stock, at cost.........................................       (500)       (1,225)
    Retained earnings (deficit).....................................   (152,087)     (150,392)
                                                                      ---------     ---------
Total stockholders' equity (deficit)................................    (81,816)      (80,846)
                                                                      ---------     ---------
Total liabilities and stockholders' equity (deficit)................  $  73,867     $  87,731
                                                                      =========     =========

See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

                  Condensed Consolidated Statements of Income
                                 (In Thousands)

                                                    Three months ended     Six months ended
                                                         June 30,               June 30,
                                                    ------------------    -------------------
                                                      1998      1999       1998        1999
                                                    -------    -------    -------    --------
                                                       (Unaudited)            (Unaudited)

Net sales.........................................  $53,668    $61,065    $94,182    $107,863
Cost of goods sold................................   39,341     44,324     68,598      77,796
                                                    -------    -------    -------    --------
Gross profit......................................   14,327     16,741     25,584      30,067

Selling, general, and administrative expenses.....    7,470      9,355     14,181      17,704
Stock based compensation charge...................       --         74         --          74
                                                    -------    -------    -------    --------
Operating income..................................    6,857      7,312     11,403      12,289

Interest expense..................................      374      2,357        719       4,634
                                                    -------    -------    -------    --------
Income before income taxes........................    6,483      4,955     10,684       7,655

Provision for income taxes........................    2,515      1,990      4,146       3,024
                                                    -------    -------    -------    --------
Net income........................................  $ 3,968    $ 2,965    $ 6,538    $  4,631
                                                    =======    =======    =======    ========

See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

 Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                    For the Six Months Ended June 30, 1999
                       (In Thousands, except share data)

                                                                                                     Total
                                  Number of               Additional                Retained      Stockholders'
                                   Shares       Common     Paid-In     Treasury     Earnings         Equity
                                 Outstanding    Stock      Capital      Stock      (Deficit)        (Deficit)
                                -------------  --------  ------------  --------   -----------    ---------------
Balances at
  December 31, 1998............   12,443,147      $12      $70,759    $  (500)    $(152,087)         $(81,816)
  Purchase of treasury
    stock at cost (unaudited)..                                          (725)                           (725)
  Preferred dividends
    accrued (unaudited)........                                                      (2,936)           (2,936)
  Net income (unaudited).......                                                       4,631             4,631
                                 -----------     ----     --------   --------    ----------         ---------
Balances at
  June 30, 1999 (unaudited)....   12,443,147      $12      $70,759    $(1,225)    $(150,392)         $(80,846)
                                 ===========     ====     ========   ========    ==========         =========

See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

                Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                                 Six months ended
                                                                                                      June 30,
                                                                                                 -------------------
                                                                                                  1998         1999
                                                                                                 ------       ------
                                                                                                    (Unaudited)
Operating activities
Net income.....................................................................................  $ 6,538    $  4,631
Adjustments to reconcile net income to net cash used by operating activities:
   Depreciation and amortization...............................................................      476         631
   Bad debt expense............................................................................      173         170
   Changes in operating assets and liabilities:
      Accounts receivable......................................................................   (8,618)    (11,199)
      Inventory................................................................................   (5,896)     (4,849)
      Prepaid expenses and other assets........................................................     (379)      1,381
      Accounts payable.........................................................................    5,772       7,332
      Accrued expenses.........................................................................      (88)        713
      Income taxes payable.....................................................................     (442)     (1,287)
                                                                                                 -------    --------
Net cash used by operating activities..........................................................   (2,464)     (2,477)

Investing activities
Purchases of property and equipment............................................................     (500)     (1,901)
Proceeds from sale of property and equipment...................................................       40          --
Cash paid for acquisition - net................................................................       --      (1,094)
                                                                                                 -------    --------
Net cash used by investing activities..........................................................     (460)     (2,995)

Financing activities
Net borrowings under revolving credit facility.................................................    2,225       5,500
Repayments of long-term debt...................................................................   (1,096)     (2,300)
Purchase of treasury stock, at cost............................................................     (500)       (725)
                                                                                                 -------    --------
   Net cash provided by financing activities............ ......................................      629       2,475
                                                                                                 -------    --------
Net decrease in cash...........................................................................   (2,295)     (2,997)
Cash at beginning of period....................................................................    6,599       3,643
                                                                                                 -------    --------
Cash at end of period..........................................................................  $ 4,304    $    646
                                                                                                 =======    ========

See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.  Basis of Presentation

     Century Maintenance Supply, Inc. and subsidiaries (the "Company"), distribute general maintenance supplies and air conditioning and heating equipment and parts to apartment complexes throughout the United States.

     The condensed consolidated financial statements include the accounts of Century Maintenance Supply, Inc., and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company's condensed consolidated balance sheet at June 30, 1999 and the condensed consolidated statements of income, changes in stockholders' equity, and cash flows for the interim periods ended June 30, 1998 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

     On July 8, 1998, the Company completed a 2.30068 to 1 common stock split in connection with the recapitalization (see below) of the Company. This transaction has been reflected in the financial statements.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited condensed consolidated financial statements for the year ended December 31, 1998.

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

  . Pursuant to the merger, the Company applied the proceeds of the Equity Investment of $68,326,190, proceeds of the secured term loan facilities of $100,000,000 and the proceeds of the Preferred Stock of $40,000,000 to convert 7,561,355 shares of the Company held by the primary shareholder (Dennis C. Bearden) and the Management Owners (certain management employees of the Company) (collectively, the "Continuing Shareholders") and 236,950 options into cash of approximately $178,300,000, and paid certain costs and expenses associated with the Recapitalization which totaled approximately $14,280,000. Of the approximately $14,280,000 of costs and expenses, approximately $7,982,000 was expensed and the remainder, which related to the Preferred Stock and the new credit facility, was offset against proceeds or capitalized as deferred financing costs (see below). The purchase of the options to purchase shares of common stock from employees resulted in a compensation charge of approximately $4,092,000.

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

     Effective June 1, 1999, the Company repurchased from a stockholder 90,634 shares of common stock for $725,072 and options to purchase 11,503 shares of common stock for $74,381. The repurchased shares have been placed in treasury stock, and the repurchased options have been cancelled and the purchase price expensed.

     In connection with the Recapitalization, the Company adopted the 1998 Nonqualified Stock Option Plan, pursuant to which options may be granted to eligible employees of the Company for the purchase of an aggregate of 1,642,500 shares of common stock of the Company. The 1998 Nonqualified Stock Option Plan is administered by the Board of Directors (the "Board"). On July 9, 1998, the Company granted 692,000 non-qualified stock options to purchase common stock with an exercise price of $10.00 per common share with an expiration date of seven years after the date of grant. The stock options granted become exercisable over a four-year period based on the Company meeting certain financial goals each year or on a cumulative basis over the four-year period as set forth in the stock option agreement. The grant is being recorded using variable plan accounting and as of June 30, 1999, no compensation expense has been recorded.

     In connection with the Recapitalization, the Company granted to a new director of the Company 50,000 non-qualified stock options to purchase common stock of the Company. The stock options have an exercise price of $10.00 per common share with an expiration of seven years after the grant date and are fully vested and exercisable.

     In connection with the Recapitalization, the Company granted a primary shareholder 180,000 non-qualified stock options to purchase common stock of the Company with an exercise price of $10.00 per common share with an expiration of seven years after the grant date. The stock options become exercisable over a three-year period based on the Company meeting certain financial goals each year or on a cumulative basis over the three-year period as set forth in the stock option agreement. The grant is being recorded using variable plan accounting and as of June 30, 1999, no compensation expense has been recorded.

5.  Preferred Stock

     As part of the Recapitalization the Company sold $40.0 million of 13 1/4% Senior Exchangeable PIK (Payment-in-kind) Preferred Stock of which $12.0 million was sold to affiliates of the Company. The preferred stock is due in 2010 with an aggregate liquidation preference of $40.0 million or $100 per share. Dividends are payable semi-annually in cash, except that on each dividend payment date on or prior to July 1, 2003, dividends may be paid, at the Company's option, by issuance of additional shares of preferred stock. The New Credit Facility currently prohibits the payment of cash dividends on the preferred stock. The preferred stock is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends, on July 1, 2010. The Company may redeem the preferred stock in accordance with certain redemption provisions at a date earlier than July 1, 2010. If the Company elects to redeem the preferred stock on or before July 1, 2003 the redemption price will be 113.25% of the liquidation preference price of $100 per share. Holders of preferred stock have no voting rights. On July 1, 1999, the Company issued 28,187 shares of additional preferred stock as payment-in-kind for dividends on the Company's existing preferred stock.

     At any time, the Company may, at its option, exchange all of the shares of preferred stock then outstanding for Exchange Debentures in a principal amount equal to the liquidation preference of the shares being exchanged. The exchange debentures would have interest of 13 1/4% and would be due in 2010. The Company's credit facility currently prohibits the Company from exchanging the preferred stock. The Company incurred $2,803,000 of costs as part of the sale of the preferred stock which has been offset against the proceeds. For the six months ended June 30, 1999 the Company has accreted $116,774 to retained earnings as part of dividends accrued.

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

     The new credit facility contains certain non-financial and financial covenants. The Company incurred $4,552,000 of costs as part of obtaining the new credit facility which have been recorded as deferred financing costs. The Company amortizes the costs over the average life of the new credit facility. For the three month and six month periods ended June 30, 1999 the Company recognized amortization expense of $188,587 and $377,174 respectively.

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

7.   Champion Acquisition

     In April 1999, the Company acquired 100% of the common stock of Champion Blind and Drapery, Inc. (the "Champion Acquisition") in a business combination accounted for as a purchase. The purchase price was $1,550,000, which was paid in cash, and resulted in goodwill of approximately $1,100,000 being recorded. The historical operations of Champion Blind and Drapery, Inc. for periods prior to the acquisition are not material to the operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of Century Maintenance Supply, Inc. and subsidiaries' (the "Company") condensed consolidated historical results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-Q.

Forward Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, including withoutlimitation, certain statements under this Item 2 and the Company's condensed financial statements and notes thereto contained elsewhere in this Report regarding the Company's financial position, business strategy, prospects and other related matters may constitute such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Actual results could differ materially from the Company's expectations as a result of a number of factors, including without limitation those set forth below and those located elsewhere in this Report and in the Company's Registration Statement on Form S-4, as amended, effective January 21, 1999 (File Number 333-62635).

General

     Century has grown through a combination of increasing sales at its existing distribution centers, by opening new distribution centers and through the acquisitions of Nationwide Apartment Supply, Inc. in July 1997 (the "Nationwide Acquisition") and Champion Blind and Drapery, Inc. in April 1999 (the "Champion Acquisition"). As part of its strategy of expanding into new geographic markets, the Company opened 20 new distribution centers from 1994 through the quarter ended June 30, 1999. Historically, a typical center breaks even within three years of opening, and operating margins continue to improve as the center's revenue grows. The Nationwide Acquisition added 11 distribution centers principally in the Midwestern United States, three of which were consolidated into existing Century centers.

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

                                         Three Months Ended           Six Months Ended
                                             (unaudited)                 (unaudited)
                                         -------------------          ----------------
                                          June 30,   June 30,       June 30,    June 30,
                                            1998      1999            1998        1999
                                          -------    -------         -------    --------
                                        (dollars in thousands)     (dollars in thousands)
Net sales..............................   $53,668    $61,065         $94,182    $107,863
Cost of goods sold.....................    39,341     44,324          68,598      77,796
                                          -------    -------         -------    --------
  Gross profit.........................    14,327     16,741          25,584      30,067
Selling, general and administrative....     7,470      9,355          14,181      17,704
  expenses
Stock based compensation charge........        --         74              --          74
                                          -------    -------         -------    --------
  Total operating expenses.............     7,470      9,429          14,181      17,778
                                          -------    -------         -------    --------
Operating income.......................     6,857      7,312          11,403      12,289
Interest expense.......................       374      2,357             719       4,634
                                          -------    -------         -------    --------
Income before income taxes.............     6,483      4,955          10,684       7,655
Provision for income taxes.............     2,515      1,990           4,146       3,024
                                          -------    -------         -------    --------
Net income.............................   $ 3,968    $ 2,965         $ 6,538    $  4,631
                                          =======    =======         =======    ========

                                         Three Months Ended           Six Months Ended
                                        ---------------------        --------------------
                                        June 30,     June 30,        June 30,    June 30,
                                         1998         1999            1998         1999
                                        ------       ------          ------       ------
Net sales..............................  100.0%       100.0%          100.0%       100.0%
Cost of goods sold.....................   73.3         72.6            72.8         72.1
                                        ------       ------          ------       ------
  Gross profit.........................   26.7         27.4            27.2         27.9
Selling, general and administrative....   13.9         15.3            15.1         16.4
  expenses
Stock based compensation charge........     --          0.1              --          0.1
                                        ------       ------          ------       ------
  Total operating expenses.............   13.9         15.4            15.1         16.5
                                        ------       ------          ------       ------
Operating income.......................   12.8         12.0            12.1         11.4
Interest expense.......................    0.7          3.9             0.8          4.3
                                        ------       ------          ------       ------
Income before income taxes.............   12.1          8.1            11.3          7.1
Provision for income taxes.............    4.7          3.2             4.4          2.8
                                        ------       ------          ------       ------
Net income.............................    7.4%         4.9%            6.9%         4.3%
                                        ======       ======          ======       ======

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Net sales for the quarter ended June 30, 1999 were $61.1 million, an increase of $7.4 million or 13.8% over the quarter ended June 30, 1998. This increase in net sales was primarily due to comparable center growth of 11.0% and the opening of new distribution centers in Miami and Oklahoma City (third quarter 1998), Jacksonville and Nashville (first quarter 1999), and Milwaukee (second quarter 1999) and the Champion Acquisition.

     The Company's gross profit for the quarter ended June 30, 1999 was $16.7 million, an increase of $2.4 million or 16.8% over the quarter ended June 30, 1998. As a percentage of net sales, the Company's gross profit increased to 27.4% for the quarter ended June 30, 1999 from 26.7% for the quarter ended June 30, 1998. This increase in gross profit as a percentage of net sales was primarily due to improved purchasing and vendor relationships.

     Selling, general and administrative expense, consisting primarily of payroll, occupancy and vehicle expenses, totaled $9.4 million for the quarter ended June 30, 1999, an increase of $1.9 million or 25.3% over the quarter ended June 30, 1998. As a percentage of net sales, selling, general and administrative expense increased to 15.3% for the quarter ended June 30, 1999 from 13.9% in the quarter ended June 30, 1998. This increase was primarily attributable to the opening of five new centers, acceleration of a planned sales force increase, the establishment of the Company's new corporate headquarters, costs associated with the centralization of administrative functions, and the relocation of several distribution centers into larger facilities.

     Interest expense for the quarter ended June 30, 1999 was $2.4 million, an increase of $2 million or 534.8% from the quarter ended June 30, 1998, primarily due to the additional debt incurred in connection with the Recapitalization.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Net sales for the six months ended June 30, 1999 were $107.9 million, an increase of $13.7 million or 14.5% over the six months ended June 30, 1998. This increase in net sales was primarily due to comparable center growth of 12.1% and the opening of new distribution centers in Miami, Oklahoma City, Jacksonville, Nashville and Milwaukee and the Champion Acquisition.

     The Company's gross profit for the six months ended June 30, 1999 was $30.1 million, an increase of $4.5 million or 17.5% over the six months ended June 30, 1998. As a percentage of net sales, the Company's gross profit increased to 27.9% for the six months ended June 30, 1999 from 27.2% for the six months ended June 30, 1998. This increase in gross profit as a percentage of net sales was primarily due to improved purchasing and vendor relationships.

     Selling, general and administrative expense, consisting primarily of payroll, occupancy and vehicle expenses, totaled $17.7 million for the six months ended June 30, 1999, an increase of $3.5 million or 24.8% over the six months ended June 30, 1998. As a percentage of net sales, selling, general and administrative expense increased to 16.4% for the six months ended June 30, 1999 from 15.1% for the six months ended June 30, 1998. This increase was primarily attributable to the opening of five new centers, acceleration of a planned sales force increase, the establishment of the Company's new corporate headquarters, costs associated with the centralization of administrative functions, and the relocation of several distribution centers into larger facilities.

     Interest expense for the six months ended June 30, 1999 was $4.6 million, an increase of $3.9 million or 544.5% from the six months ended June 30, 1998, primarily due to the additional debt incurred in connection with the Recapitalization.

Liquidity and Capital Resources

     The Company's primary capital requirements have been the funding of its continued distribution center expansion program, inventory requirements and the development and implementation of customized information systems. From 1996 to the quarter ended June 30, 1999, the Company has opened eleven new distribution centers. The Company has financed its growth through a combination of internally generated funds and borrowings.

     In April 1999, the Company acquired 100% of the common stock of Champion Blind and Drapery, Inc. (the "Champion Acquisition") in a business combination accounted for as a purchase. The purchase price was $1,550,000, which was paid in cash, and resulted in goodwill of approximately $1,100,000 being recorded. The historical operations of Champion Blind and Drapery, Inc. for periods prior to the acquisition are not material to the operations of the Company.

     In the first six months of 1999, net cash used by operating activities was $2.48 million, increasing from $2.46 million of net cash used in the first six months of 1998 due primarily to increased sales volume which resulted in increased working capital needs and from the increased interest expense related to the Recapitalization. Net cash used by investing activities in the first six months of 1999 was $3.0 million, increasing from $0.5 million of net cash used in the first six months of 1998 and was due to an increase in capital expenditures and the Champion Acquisition. Net cash provided by financing activities in the first six months of 1999 was $2.5 million, increasing from net cash used of $0.6 million in the first six months of 1998 due to increased borrowing under the revolving credit facility and reduced by the repurchase of treasury stock and the repayment of long-term debt.

     The Company currently anticipates that its capital expenditures, excluding potential acquisitions, for 1999 and 2000 will be approximately $2.0 million in each year. Inventories were $39.6 million as of June 30, 1999 and $34.7 million at December 31, 1998. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same day or next day filling of most orders. The Company anticipates that its inventory levels will continue to increase primarily to support higher sales volumes and new center openings. Trade accounts receivable, net of allowances were $30.0 million at June 30, 1999 and $19.1 million at December 31, 1998. The Company generally offers 30-day credit terms to its customers. The Company's working capital requirements are typically higher in the second and third quarters to meet seasonal demand. This is due primarily to the fact that more people move during the summer months when school is out, causing apartment managers to purchase more supplies to make apartments ready for new occupants. Also, hot summer months translate into a higher volume of HVAC sales due to the need for air conditioning parts.

     The Company has outstanding indebtedness consisting of borrowings of $96.4 million under the Term Loan Facility. The Company has access to a total of $25.0 million through the Revolving Credit Facility. As of August 13, 1999, the Company had $5.5 million of outstanding borrowings under the Revolving Credit Facility, which the Company anticipates repaying during 1999. The Tranche A Term Facility will mature on the fifth anniversary of initial borrowing and the Tranche B Term Facility will mature on the seventh anniversary of initial borrowing. Annual required principal payments on the Term Loan Facility on each anniversary of initial borrowing will be $3.6 million, $4.6 million, $7.6 million, $12.6 million, $14.6 million, $23.0 million and $34.0 million. The Revolving Credit Facility will mature on the fifth anniversary of the Credit Facility. The interest rate under the Credit Facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 2.75% (for the Tranche B Term Facility) per annum or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 1.75% (for the Tranche B Term Facility) per annum. If the Company achieves performance goals as agreed upon, rates under the Tranche A Term Facility and the Revolving Credit Facility will be reduced in increments as agreed. The Company also covenanted to enter into specified interest rate protection arrangements, including interest rate swaps, to reduce the Company's exposure to fluctuations in the rates of interest payable under the Credit Facility. In mid-July, 1998, the Company entered into such interest rate swap transactions with respect to $50.0 million of borrowings under the Term Loan Facility, which became effective September 30, 1998. At August 13, 1999 the interest rate for the Revolving Credit Facility was 9.25%, the Tranche A Facility was 7.8125% and the Tranche B Facility was 8.0625%. The interest rate for the portion of the Term Loan Facility under the interest rate swap is 8.54% for $18.5 million under the Tranche A Facility and 8.81% for $29.9 million under the Tranche B Facility. A commitment fee of 0.5% per annum will be charged on the unused portion of the Credit Facility. The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company and its subsidiaries (including the capital stock of the subsidiaries).

     Borrowings under the Credit Facility are required to be prepaid with (a) 75% (or 50% upon satisfaction of a debt to adjusted EBITDA ratio) of the Company's Excess Cash Flow, (b) 100% of the net proceeds of issuances of debt obligations of the Company and its subsidiaries, (c) 100% of the net cash proceeds from asset dispositions of the Company and its subsidiaries, (d) 50% of the net proceeds of issuances of equity of the Company and its subsidiaries, except that if an equity issuance occurs other than as part of a Public Equity Offering (as defined) of the Company's common stock, then 100% of the net proceeds of such offering are required to be applied to prepay the Credit Facility, and (e) 100% of the net proceeds from insurance recoveries over $1.0 million and condemnations, after application of such insurance recoveries or condemnation proceeds to repair the property involved. "Excess Cash Flow," for any period, means EBITDA (as defined) for such period, less the sum of (a)(i) permitted capital expenditures, (ii) taxes, (iii) consolidated interest expense,
(iv) increases in Adjusted Working Capital (as defined) for such period, (v) scheduled and mandatory payments of debts, (vi) voluntary prepayments of the Term Loan Facility, (vii) payments in connection with purchases of the Company's Capital Stock, (viii) cash consideration paid for certain permitted acquisitions (but excluding cash consideration funded by a borrowing under the

Revolving Credit Facility), and (ix) cash dividends paid on the Exchange Preferred Stock to the extent permitted by the Credit Facility, plus the sum of:
(b)(i) decreases in adjusted working capital for such period, (ii) refunds of taxes paid in prior periods, and (iii) proceeds of certain indebtedness.

     The Credit Facility contains covenants restricting the ability of the Company and the Company's subsidiaries to, among other things, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock,
(iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures, (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA and (e) an interest coverage ratio. The Company is in compliance, as of August 13, 1999, with the material provisions of the Credit Facility.

     In connection with the Recapitalization, the Company issued 280,000 shares of its Initial Preferred Stock with an aggregate liquidation preference of $28.0 million, and 120,000 shares of preferred stock issued pursuant to the Private Placement, with an aggregate liquidation preference of $12.0 million. On February 19, 1999, the Initial Preferred Stock was exchanged for the Company's Series C 13 1/4% Senior Exchangeable PIK Preferred Stock due 2010 which has been registered under the Securities Act pursuant to the Company's Registration Statement on Form S-4, as amended, effective January 21, 1999 (File Number 333-62635). At the election of the Company, dividends on the Exchange Preferred Stock may be paid in kind until July 1, 2003 and thereafter must be paid in cash. On July 1, 1999, the Company issued 28,187 shares of additional preferred stock as payment-in-kind for dividends on the Exchange Preferred Stock. The Credit Facility currently prohibits the payment of cash dividends on the Exchange Preferred Stock. The Exchange Preferred Stock is mandatorily redeemable upon a change of control and on July 1, 2010.

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

     A significant percentage of the software that runs most computers relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company has completed the identification of all necessary internal software changes to ensure that it does not experience any loss of critical business functionality due to the Year 2000 issue. The Company has already completed an assessment of all internal software, hardware and operating systems. The Company has improved its information system capabilities by purchasing a new system that is Year 2000 compliant. The Company does not believe that its systems will encounter any material "Year 2000" problems. The new system is estimated to be in place by fall 1999. The total cost of the new computer system is approximately $1.2 million, all of which has been expended, and $900,000 of which has been capitalized. The Company believes that this conversion to a new operating system will minimize the business risk of Year 2000 issues.

     The Company also relies, directly and indirectly, on the external systems of various independent business enterprises, such as its customers, suppliers, creditors, financial organizations, and of governments, for the accurate exchange of data and related information. The Company could be affected as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts. The Company has implemented a program to assess and monitor the progress of these third parties in resolving Year 2000 issues, and to determine whether any Year 2000 issues encountered by a third party would pose a business risk to the Company. The Company has developed a survey and distributed it to its vendors and customers to assess its Year 2000 risk based on the Year 2000 issues of these third parties. The Company has received the majority of the responses and after reviewing such responses, the Company does not feel there are any significant Year 2000 issues or problems with regard to these third parties.

     The Company believes the worst case scenario in the event of a Year-2000 related failure would be the lack of Year 2000 compliance on the part of certain of the Company's vendors. The Company is continuing to develop contingency plans in the event such a business interruption caused by Year 2000 problems should occur, including investigating back-up suppliers who are Year 2000 compliant. The Company cannot assure that Year 2000 related systems issues of third parties will be corrected in a timely manner or that the failure of these third parties to correct these issues will not have a material adverse effect on the Company.

     The costs and time estimates of the Year 2000 project are based on the Company's best estimates. There can be no assurance that these estimates will be achieved and that planned results will be achieved. Risk factors include, but are not limited to, the retention of personnel and other resources dedicated to Year 2000 issues, the timely delivery of software corrections from external vendors, and the successful completion of key business partners' Year 2000 projects.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There have been no material changes in the Company's market risk exposure from that reported in the Company's 10-K for the fiscal year ended December 31, 1998.

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


                              CENTURY MAINTENANCE SUPPLY, INC.,
                              a Delaware corporation


August 13, 1999               By:   /s/ Richard E. Penick
                                    --------------------------------------
                                      Richard E. Penick
                                      Chief Financial Officer, Vice President
                                      and Assistant Secretary
                                      (Duly Authorized Officer and Principal
                                      Financial Officer)