Form 10-Q
period 1999-09-30
CENTURY MAINTENANCE SUPPLY INC
filed 1999-11-15
CIK 1068617

================================================================================

                                  UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                   Form 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period from __________ to __________

                      Commission file number - 333-62635

                                ______________

                       CENTURY MAINTENANCE SUPPLY, INC.
             (Exact name of registrant as specified in its charter)

                                ______________

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

Yes [X] No [_]

     The number of shares of Common Stock, $0.001 par value, outstanding (the only class of common stock of the Company outstanding) was 12,352,513 on November 15, 1999.

================================================================================

               CENTURY MAINTENANCE SUPPLY, INC. AND SUBSIDIARIES

                       Quarter Ended September 30, 1999

                               TABLE OF CONTENTS

                                                                                                                         Page
                                                                                                                        ------
PART I.           FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements of Century Maintenance Supply, Inc. and Subsidiaries
         (Unaudited)

         Condensed Consolidated Balance Sheets as of December 31, 1998 and September 30, 1999 ................... 2

         Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended
         September 30, 1998 and September 30, 1999............................................................... 4

         Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the
         Nine Months Ended September 30,1999..................................................................... 5

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1998 and September 30, 1999............................................................... 6

         Notes to Condensed Consolidated Financial Statements.................................................... 7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........          11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk .....................................         18

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................          19
Item 2.  Changes in Securities ........................................................................          19
Item 3.  Defaults Upon Senior Securities................................................................         19
Item 4.  Submission of Matters to a Vote of Security Holders...........................................          19
Item 5.  Other Information.............................................................................          19
Item 6.  Exhibits and Reports on Form 8-K..............................................................          19

SIGNATURE.............................................................................................           20

                         PART I  FINANCIAL INFORMATION

    ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CENTURY MAINTENANCE SUPPLY, INC. AND SUBSIDIARIES (UNAUDITED)

               Century Maintenance Supply, Inc. and Subsidiaries

                     Condensed Consolidated Balance Sheets
                                (In Thousands)


                                                                         December 31,         September 30,
                                                                             1998                  1999
                                                                       ----------------      ----------------
                                                                                               (Unaudited)
Assets
Current assets:
     Cash..........................................................    $          3,643      $            821
     Accounts receivable:
         Trade, net................................................              19,132                31,982
         Related parties...........................................                 170                    37
     Inventory, net................................................              34,714                37,098
     Deferred income taxes.........................................                 918                   918
     Prepaid expenses and other current assets.....................               3,321                 3,468
                                                                       ----------------      ----------------
Total current assets...............................................              61,898                74,324

Goodwill, net......................................................               5,350                 6,273
Other assets.......................................................                 641                   101
Deferred financing costs...........................................               3,437                 2,871

Property and equipment.............................................               5,808                 8,066
     Less accumulated depreciation.................................              (3,267)               (3,798)
                                                                       ----------------      ----------------
Net property and equipment.........................................               2,541                 4,268
                                                                       ----------------      ----------------
Total assets.......................................................    $         73,867      $         87,837
                                                                       ================      ================

See accompanying notes.

                                                    (continued)

               Century Maintenance Supply, Inc. and Subsidiaries

                       (In Thousands, except share data)


                                                                              December 31,      September 30,
                                                                                  1998               1999
                                                                            ----------------   ----------------
                                                                                                 (Unaudited)
Liabilities and Stockholders' equity (deficit) Current liabilities:
     Trade accounts payable..............................................   $         10,474   $         13,366
     Revolving credit facility...........................................                --               5,500
     Income taxes payable................................................              2,280              2,529
     Accrued expenses....................................................              4,076              5,061
     Current portion of long-term debt...................................              4,600              5,350
     Dividends payable...................................................              2,547              1,515
Total current liabilities................................................             23,977             33,321
                                                                            ----------------   ----------------
Long-term debt, less current portion.....................................             94,100             89,900
Deferred income taxes....................................................                297                297

Redeemable, exchangeable preferred stock, $100 par value:
     Authorized shares--2,000,000;
         Shares issued and outstanding--400,000 at December 31, 1998
              and 453,650 at September 30, 1999..........................             37,309             42,849

Stockholders' equity (deficit):
     Common stock, $0.001 par value:
         Authorized shares--15,000,000;
              Shares issued and outstanding--12,443,147 at
                  December 31, 1998 and 12,352,513 at September 30,
                  1999, respectively.....................................                 12                 12
         Additional paid-in capital......................................             70,759             70,759
         Treasury stock, at cost.........................................               (500)            (1,225)
         Retained earnings (deficit).....................................           (152,087)          (148,076)
                                                                            ----------------   ----------------
Total stockholders' equity (deficit).....................................            (81,816)           (78,530)
                                                                            ----------------   ----------------
Total liabilities and stockholders' equity (deficit).....................   $         73,867   $         87,837
                                                                            ================   ================

See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

                Condensed Consolidated Statements of Operations
                                (In Thousands)

                                                                  Three months ended        Nine months ended
                                                                     September 30,            September 30,
                                                                -----------------------  -----------------------
                                                                   1998         1999        1998         1999
                                                                -----------  ----------  -----------  ----------
                                                                      (Unaudited)              (Unaudited)
Net sales.....................................................  $    59,975  $   69,715  $   154,157  $  177,578
Cost of goods sold............................................       43,759      51,169      112,357     128,964
                                                                -----------  ----------  -----------  ----------
Gross profit..................................................       16,216      18,546       41,800      48,614

Selling, general, and administrative expenses.................        7,909       9,754       22,091      27,458
Recapitalization expenses.....................................        8,702        --          8,702        --
Stock based compensation charge...............................        4,092        --          4,092          74
                                                                -----------  ----------  -----------  ----------
Operating income (loss).......................................       (4,487)      8,792        6,915      21,082

Interest expense..............................................        2,244       2,359        2,963       6,994
                                                                -----------  ----------  -----------  ----------
Income (loss) before income taxes ............................       (6,731)      6,433        3,952      14,088

Provision for income taxes....................................          236       2,544        4,381       5,568
                                                                -----------  ----------  -----------  ----------
Net income (loss).............................................  $    (6,967) $    3,889  $      (429) $    8,520
                                                                ===========  ==========  ===========  ==========

See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

 Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                 For the Nine Months Ended September 30, 1999
                       (In Thousands, except share data)

                                                                                                                Total
                                          Number of                  Additional                 Retained     Stockholders'
                                            Shares        Common      Paid-In      Treasury     Earnings        Equity
                                         Outstanding      Stock       Capital       Stock      (Deficit)       (Deficit)
                                        --------------  ----------  ------------  ----------  ------------  --------------
Balances at
   December 31, 1998..................      12,443,147  $       12  $     70,759  $     (500) $   (152,087) $      (81,816)
   Purchase of treasury
     stock at cost (unaudited)........        (90,634)                                  (725)                         (725)
   Preferred dividends
     accrued (unaudited)..............                                                              (4,509)         (4,509)
   Net income (unaudited).............                                                               8,520           8,520
                                        --------------  ----------  ------------  ----------  ------------  --------------
Balances at
   September 30, 1999 (unaudited).....      12,352,513  $       12  $     70,759  $   (1,225) $   (148,076) $      (78,530)
                                        ==============  ==========  ============  ==========  ============  ==============

See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

                Condensed Consolidated Statements of Cash Flows
                                (In Thousands)

                                                                                            Nine months ended
                                                                                              September 30,
                                                                                         -----------------------
                                                                                            1998         1999
                                                                                         ----------    ---------
                                                                                               (Unaudited)
Operating activities
Net income (loss)......................................................................  $     (429)   $   8,520
Adjustments to reconcile net income to net cash used by operating activities:
     Depreciation and amortization.....................................................         703          953
     Bad debt expense..................................................................         292          328
     Changes in operating assets and liabilities:
         Accounts receivable...........................................................      (9,787)     (13,045)
         Inventory.....................................................................      (8,637)      (2,384)
         Prepaid expenses and other assets.............................................      (5,240)         959
         Accounts payable..............................................................       6,337        2,892
         Accrued expenses..............................................................       3,359          985
         Income taxes payable..........................................................        (787)         249
                                                                                         ----------    ---------
Net cash used by operating activities..................................................     (14,189)        (543)

Investing activities
Purchases of property and equipment....................................................        (780)      (2,510)
Proceeds from sale of property and equipment...........................................         100           --
Cash paid for acquisition - net........................................................          --       (1,094)
                                                                                         ----------    ---------
Net cash used by investing activities..................................................        (680)      (3,604)

Financing activities
Net borrowings (repayments) under revolving credit facility............................      (8,800)       5,500
Proceeds from long-term debt...........................................................     100,000           --
Repayments of long-term debt...........................................................     (10,197)      (3,450)
Purchase of stock options, net of compensation expense.................................        (387)          --
Sale of common stock...................................................................      68,326           --
Sale of preferred stock, net...........................................................      37,215           --
Purchase of treasury stock, at cost....................................................    (174,464)        (725)
                                                                                         ----------    ---------
     Net cash provided by financing activities.........................................      11,693        1,325
                                                                                         ----------    ---------
Net decrease in cash...................................................................      (3,176)      (2,822)
Cash at beginning of period............................................................       6,599        3,643
                                                                                         ----------    ---------
Cash at end of period..................................................................  $    3,423    $     821
                                                                                         ==========    =========

See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1. Basis of Presentation

     Century Maintenance Supply, Inc. and subsidiaries (collectively, the "Company") distribute general maintenance supplies and air conditioning and heating equipment and parts to apartment complexes throughout the United States.

     The condensed consolidated financial statements include the accounts of Century Maintenance Supply, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company's condensed consolidated balance sheet at September 30, 1999 and the condensed consolidated statements of operations, changes in stockholders' equity, and cash flows for the interim periods ended September 30, 1998 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

     On July 8, 1998, the Company completed a 2.30068 to 1 common stock split in connection with the Recapitalization (see below). This transaction has been reflected in the financial statements.

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

2. Recapitalization

     Effective July 8, 1998, the Company completed a recapitalization of the company pursuant to an agreement and plan of merger ("Recapitalization"). The transaction occurred as follows:

  . FS Equity Partners IV, L.P. ("FSEP IV"), formed Century Acquisition Corporation, a Delaware corporation ("Acquisition Co.") on April 21, 1998.

  . FSEP IV made an equity contribution of $67,451,190 to Acquisition Co. and two other investors contributed a total of $875,000 to Acquisition Co. (the "Equity Investment"). All of the outstanding capital stock of Acquisition Co. was held by FSEP IV and such other investors.

  . The Company issued $40,000,000 of Senior Exchangeable PIK Preferred Stock (the "Preferred Stock"), $12,000,000 of which was purchased by affiliated parties.

  . The Company obtained new secured term loan facilities with an aggregate principal amount of $100,000,000 (see Note 6).

  . Acquisition Co. was merged into the Company (with the Company as the surviving corporation) and Acquisition Co.'s outstanding capital stock was converted into 2,969,820 newly issued shares of the Company.

  . Pursuant to the merger, the Company applied the proceeds of the Equity Investment of $68,326,190, proceeds of the secured term loan facilities of $100,000,000 and the proceeds of the Preferred Stock of $40,000,000 to convert 7,561,355 shares of the Company held by the primary shareholder (Dennis C. Bearden) and the Management Owners (certain management employees of the Company) (collectively, the "Continuing Shareholders") and 236,950 options into cash of approximately $178,300,000, and paid certain costs and expenses associated with the Recapitalization which totaled approximately $14,280,000. Of the approximately $14,280,000 of costs and expenses, approximately $8,702,000 was expensed through September 30, 1998 and the remainder, which related to the Preferred Stock and the new credit facility, was offset against proceeds or capitalized as deferred financing costs (see below). The purchase of the options to purchase shares of common stock from employees resulted in a compensation charge of approximately $4,092,000.

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

     In connection with the Recapitalization, the Company adopted the 1998 Nonqualified Stock Option Plan, pursuant to which options may be granted to eligible employees of the Company for the purchase of an aggregate of 1,642,500 shares of common stock of the Company. The 1998 Nonqualified Stock Option Plan is administered by the Board of Directors (the "Board"). On July 9, 1998, the Company granted 692,000 non-qualified stock options to purchase common stock with an exercise price of $10.00 per common share with an expiration date of seven years after the date of grant. The stock options granted become exercisable over a four-year period based on the Company meeting certain financial goals each year or on a cumulative basis over the four-year period as set forth in the stock option agreement. The grant is being recorded using variable plan accounting and as of September 30, 1999, no compensation expense has been recorded.

     In connection with the Recapitalization, the Company granted to a new director of the Company 50,000 non-qualified stock options to purchase common stock of the Company. The stock options have an exercise price of $10.00 per common share with an expiration of seven years after the grant date and are fully vested and exercisable.

     In connection with the Recapitalization, the Company granted a primary shareholder 180,000 non-qualified stock options to purchase common stock of the Company with an exercise price of $10.00 per common share with an expiration of seven years after the grant date. The stock options become exercisable over a three-year period based on the Company meeting certain financial goals each year or on a cumulative basis over the three-year period as set forth in the stock option agreement. The grant is being recorded using variable plan accounting and as of September 30, 1999, no compensation expense has been recorded.

5. Preferred Stock

     As part of the Recapitalization the Company sold $40.0 million of 13 1/4% Senior Exchangeable PIK (Payment-in-kind) Preferred Stock of which $12.0 million was sold to affiliates of the Company. The preferred stock is due in 2010 with an aggregate liquidation preference of $40.0 million or $100 per share. Dividends are payable semi-annually in cash, except that on each dividend payment date on or prior to July 1, 2003, dividends may be paid, at the Company's option, by issuance of additional shares of preferred stock. The Company's credit facility currently prohibits the payment of cash dividends on the preferred stock. The preferred stock is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends, on July 1, 2010. The Company may redeem the preferred stock in accordance with certain redemption provisions at a date earlier than July 1, 2010. If the Company elects to redeem the preferred stock on or before July 1, 2003 the redemption price will be 113.25% of the liquidation preference price of $100 per share. Holders of preferred stock have no voting rights. On January 1, 1999, the Company issued 25,469 shares of additional preferred stock as payment-in-kind for dividends on the Company's existing preferred stock. On July 1, 1999, the Company issued 28,187 shares of additional preferred stock as payment-in-kind for dividends on the Company's existing preferred stock.

     At any time, the Company may, at its option, exchange all of the shares of preferred stock then outstanding for exchange debentures in a principal amount equal to the liquidation preference of the shares being exchanged. The exchange debentures would have interest of 13 1/4% and would be due in 2010. The Company's credit facility currently prohibits the Company from exchanging the preferred stock. The Company incurred $2,803,000 of costs as part of the sale of the preferred stock which has been offset against the proceeds. For the nine months ended September 30, 1999 the Company has accreted $175,160 to retained earnings as part of dividends accrued.

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

     The new credit facility contains certain non-financial and financial covenants. The Company incurred $4,552,000 of costs as part of obtaining the new credit facility which have been recorded as deferred financing costs. The Company amortizes the costs over the average life of the new credit facility. For the three-month and nine-month periods ended September 30, 1999 the Company recognized amortization expense of $188,587 and $565,761, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of Century Maintenance Supply, Inc. and its subsidiaries' (collectively, the "Company" or "Century") condensed consolidated historical results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-Q.

Forward Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, including without limitation, certain statements under this Item 2 and the Company's condensed financial statements and notes thereto contained elsewhere in this Report regarding the Company's financial position, business strategy, prospects and other related matters may constitute such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Actual results could differ materially from the Company's expectations as a result of a number of factors, including without limitation those set forth below and those located elsewhere in this Report and in the Company's Registration Statement on Form S-4, as amended, effective January 21, 1999 (File Number 333-62635).

General

     Century has grown through a combination of increasing sales at its existing distribution centers, by opening new distribution centers and through the acquisitions of Nationwide Apartment Supply, Inc. in July 1997 (the "Nationwide Acquisition") and Champion Blind and Drapery, Inc. in April 1999 (the "Champion Acquisition"). As part of its strategy of expanding into new geographic markets, the Company opened 21 new distribution centers from 1994 through the quarter ended September 30, 1999. Historically, a typical center breaks even within three years of opening, and operating margins continue to improve as the center's revenue grows. The Nationwide Acquisition added 11 distribution centers principally in the Midwestern United States, three of which were consolidated into existing Century centers.

The Recapitalization

     On July 8, 1998, the Company completed a recapitalization (the "Recapitalization") pursuant to which affiliates of Freeman Spogli & Co. LLC ("FS&Co.") invested $67.5 million, a director of the Company invested $750,000, and a third party, The Parthenon Group, invested $125,000, in cash for common stock of the Company (the "Common Stock Investment") and certain existing stockholders of the Company (the "Continuing Stockholders") retained common stock with a value of $54.2 million (based on the valuation of the Company used in the Recapitalization). As part of the Recapitalization, shares of Series A 13 1/4% Senior Exchangeable PIK Preferred Stock due 2010 of the Company (the "Initial Preferred Stock") with an aggregate liquidation preference of $28.0 million were sold in a private placement to institutional investors. In addition, shares of Series B 13 1/4% Senior Exchangeable Preferred Stock of the Company with an aggregate liquidation preference of $12.0 million were sold to FS&Co. and Dennis C. Bearden, the Company's Chief Executive Officer, in a private placement that was consummated simultaneously with the sale of the Initial Preferred Stock (the "Private Placement" and, together with the sale of the Initial Preferred Stock, the "Sales of Preferred"). Immediately following consummation of the Recapitalization, FS&Co. and the Continuing Stockholders beneficially owned approximately 55.1% and 44.2% of the outstanding common stock of the Company, respectively, and FS&Co. and Mr. Bearden beneficially owned 10.0% and 20.0% respectively of the outstanding preferred stock of the Company.

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

                                               Three Months Ended               Nine Months Ended
                                                   (unaudited)                     (unaudited)
                                          -----------------------------   -----------------------------
                                          September 30,   September 30,   September 30,   September 30,
                                               1998           1999             1998            1999
                                          -------------   -------------   -------------   -------------
                                              (dollars in thousands)          (dollars in thousands)
Net sales..............................   $      59,975   $      69,715   $     154,157   $     177,578
Cost of goods sold.....................          43,759          51,169         112,357         128,964
                                          -------------   -------------   -------------   -------------
  Gross profit.........................          16,216          18,546          41,800          48,614
Selling, general and administrative
  expenses.............................           7,909           9,754          22,091          27,458
Recapitalization expenses..............           8,702              --           8,702              --
Stock based compensation charge........           4,092              --           4,092              74
                                          -------------   -------------   -------------   -------------
  Total operating expenses.............          20,703           9,754          34,885          27,532
                                          -------------   -------------   -------------   -------------
Operating income (loss)................          (4,487)          8,792           6,915          21,082
Interest expense.......................           2,244           2,359           2,963           6,994
                                          -------------   -------------   -------------   -------------
Income (loss) before income taxes......          (6,731)          6,433           3,952          14,088
Provision for income taxes.............             236           2,544           4,381           5,568
                                          -------------   -------------   -------------   -------------
Net income (loss)......................   $      (6,967)  $       3,889   $        (429)  $       8,520
                                          =============   =============   =============   =============

                                               Three Months Ended               Nine Months Ended
                                                   (unaudited)                     (unaudited)
                                          -----------------------------   -----------------------------
                                          September 30,   September 30,   September 30,   September 30,
                                               1998           1999             1998            1999
                                          -------------   -------------   -------------   -------------
Net sales..............................           100.0%          100.0%          100.0%          100.0%
Cost of goods sold.....................            73.0            73.4            72.9            72.6
                                          -------------   -------------   -------------   -------------
  Gross profit.........................            27.0            26.6            27.1            27.4
Selling, general and administrative
  expenses.............................            13.2            14.0            14.3            15.5
Recapitalization
  expenses.............................            14.5              --             5.6              --
Stock based compensation charge........             6.8              --             2.7              .0
                                          -------------   -------------   -------------   -------------
  Total operating expenses.............            34.5            14.0            22.6            15.5
                                          -------------   -------------   -------------   -------------
Operating income (loss)................            (7.5)           12.6             4.5            11.9
Interest expense.......................             3.7             3.4             1.9             4.0
                                          -------------   -------------   -------------   -------------
Income (loss) before income taxes......           (11.2)            9.2             2.6             7.9
Provision for income taxes.............             0.4             3.6             2.9             3.1
                                          -------------   -------------   -------------   -------------
Net income (loss)......................           (11.6)%           5.6%           (0.3)%           4.8%
                                          =============   =============   =============   =============

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Net sales for the quarter ended September 30, 1999 were $69.7 million, an increase of $9.7 million or 16.2% over the quarter ended September 30, 1998. This increase in net sales was primarily due to comparable center growth of 13.8% and the opening of new distribution centers in Jacksonville and Nashville (first quarter 1999), Milwaukee (second quarter 1999) and the Champion Acquisition.

     The Company's gross profit for the quarter ended September 30, 1999 was $18.6 million, an increase of $2.3 million or 14.4 % over the quarter ended September 30, 1998. As a percentage of net sales, the Company's gross profit decreased to 26.6% for the quarter ended September 30, 1999 from 27.0% for the quarter ended September 30, 1998. This decrease in gross profit as a percentage of net sales was primarily due to an increase in indirect costs associated with the new center openings.

     Selling, general and administrative expense, consisting primarily of payroll, occupancy and vehicle expenses, totaled $9.8 million for the quarter ended September 30, 1999, an increase of $1.9 million or 23.3% over the quarter ended September 30, 1998. As a percentage of net sales, selling, general and administrative expense increased to 14.0% for the quarter ended September 30, 1999 from 13.2% in the quarter ended September 30, 1998. This increase was primarily attributable to the opening of four new centers, the establishment of the Company's new corporate headquarters, costs associated with the centralization of administrative functions, and the relocation of several distribution centers into larger facilities.

     Interest expense for the quarter ended September 30, 1999 was $2.4 million, an increase of $0.1 million or 5.1% from the quarter ended September 30, 1998, primarily due to the increase in working capital needs related to the increase in sales.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Net sales for the nine months ended September 30, 1999 were $177.6 million, an increase of $23.4 million or 15.2% over the nine months ended September 30, 1998. This increase in net sales was primarily due to comparable center growth of 12.5% and the opening of new distribution centers in Miami, Oklahoma City, Jacksonville, Nashville and Milwaukee and the Champion Acquisition.

     The Company's gross profit for the nine months ended September 30, 1999 was $48.6 million, an increase of $6.8 million or 16.3% over the nine months ended September 30, 1998. As a percentage of net sales, the Company's gross profit increased to 27.4% for the nine months ended September 30, 1999 from 27.1% for the nine months ended September 30, 1998. This increase in gross profit as a percentage of net sales was primarily due to improved purchasing and vendor relationships and the leveraging of indirect cost as sales increased.

     Selling, general and administrative expense, consisting primarily of payroll, occupancy and vehicle expenses, totaled $27.5 million for the nine months ended September 30, 1999, an increase of $5.4 million or 24.3% over the nine months ended September 30, 1998. As a percentage of net sales, selling, general and administrative expense increased to 15.5% for the nine months ended September 30, 1999 from 14.3% for the nine months ended September 30, 1998. This increase was primarily attributable to the opening of six new centers, acceleration of a planned sales force increase, the establishment of the Company's new corporate headquarters, costs associated with the centralization of administrative functions, and the relocation of several distribution centers into larger facilities.

     Interest expense for the nine months ended September 30, 1999 was $7.0 million, an increase of $4.0 million or 136.1% from the nine months ended September 30, 1998, primarily due to the additional debt incurred in connection with the Recapitalization.

Liquidity and Capital Resources

     The Company's primary capital requirements have been the funding of its continued distribution center expansion program, inventory requirements and the development and implementation of customized information systems. From 1996 to the quarter ended September 30, 1999, the Company opened twelve new distribution centers. The Company has financed its growth through a combination of internally generated funds and borrowings.

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

     In the first nine months of 1999, net cash used by operating activities was $0.5 million, decreasing from $14.2 million of net cash used in the first nine months of 1998 due primarily to the expenses incurred in 1998 related to the Recapitalization and from the increased interest expense related to the Recapitalization.

Net cash used by investing activities in the first nine months of 1999 was $3.6 million, increasing from $0.7 million of net cash used in the first nine months of 1998 and was due to an increase in capital expenditures and the Champion Acquisition. Net cash provided by financing activities in the first nine months of 1999 was $1.3 million, decreasing from net cash provided of $11.7 million in the first nine months of 1998 primarily due to the net proceeds received from the Recapitalization in 1998.

     The Company currently anticipates that its capital expenditures, excluding potential acquisitions, for 1999 and 2000 will be approximately $2.6 and 2.0 million, respectively. Inventories were $37.1 million as of September 30, 1999 and $34.7 million at December 31, 1998. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same day or next day filling of most orders. The Company anticipates that its inventory levels will continue to increase primarily to support higher sales volumes and new center openings. Trade accounts receivable, net of allowances were $32.0 million at September 30, 1999 and $19.1 million at December 31, 1998. The Company generally offers 30-day credit terms to its customers. The Company's working capital requirements are typically higher in the second and third quarters to meet seasonal demand. This is due primarily to the fact that more people move during the summer months when school is out, causing apartment managers to purchase more supplies to make apartments ready for new occupants. Also, hot summer months translate into a higher volume of HVAC sales due to the need for air conditioning parts.

     The Company has outstanding indebtedness consisting of borrowings of $95.3 million under the Term Loan Facility. The Company has access to a total of $25.0 million through the Revolving Credit Facility. As of November 15, 1999, the Company had $4.0 million of outstanding borrowings under the Revolving Credit Facility, which the Company anticipates repaying during 1999. The Tranche A Term Facility will mature on the fifth anniversary of initial borrowing and the Tranche B Term Facility will mature on the seventh anniversary of initial borrowing. Annual required principal payments on the Term Loan Facility on each anniversary of initial borrowing will be $3.6 million, $4.6 million, $7.6 million, $12.6 million, $14.6 million, $23.0 million and $34.0 million. The Revolving Credit Facility will mature on the fifth anniversary of the Credit Facility. The interest rate under the Credit Facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 2.75% (for the Tranche B Term Facility) per annum or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 1.75% (for the Tranche B Term Facility) per annum. If the Company achieves performance goals as agreed upon, rates under the Tranche A Term Facility and the Revolving Credit Facility will be reduced in increments as agreed. The Company also covenanted to enter into specified interest rate protection arrangements, including interest rate swaps, to reduce the Company's exposure to fluctuations in the rates of interest payable under the Credit Facility. In mid-July, 1998, the Company entered into such interest rate swap transactions with respect to $50.0 million of borrowings under the Term Loan Facility, which became effective September 30, 1998. At November 15, 1999 the interest rate for the Revolving Credit Facility was 9.75%, the Tranche A Facility was 8.062% and the Tranche B Facility was 8.3125%. The interest rate for the portion of the Term Loan Facility under the interest rate swap is 8.54% for $18.0 million under the Tranche A Facility and 8.81% for $29.9 million under the Tranche B Facility. A commitment fee of 0.5% per annum will be charged on the unused portion of the Credit Facility. The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company and its subsidiaries (including the capital stock of the subsidiaries).

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

     The Credit Facility contains covenants restricting the ability of the Company and the Company's subsidiaries to, among other things, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock,
(iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures, (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA and (e) an interest coverage ratio. The Company is in compliance, as of November 15, 1999, with the material provisions of the Credit Facility.

     In connection with the Recapitalization, the Company issued 280,000 shares of its Initial Preferred Stock with an aggregate liquidation preference of $28.0 million, and 120,000 shares of preferred stock issued pursuant to the Private Placement, with an aggregate liquidation preference of $12.0 million. On February 19, 1999, the Initial Preferred Stock was exchanged for the Company's Series C 13 1/4% Senior Exchangeable PIK Preferred Stock due 2010 which has been registered under the Securities Act pursuant to the Company's Registration Statement on Form S-4, as amended, effective January 21, 1999 (File Number 333-62635). At the election of the Company, dividends on the Exchange Preferred Stock may be paid in kind until July 1, 2003 and thereafter must be paid in cash. On January 1, 1999, the Company issued 25,469 shares of additional preferred stock as payment-in-kind for dividends on the Exchange Preferred Stock. On July 1, 1999, the Company issued 28,187 shares of additional preferred stock as payment-in-kind for dividends on the Exchange Preferred Stock. The Credit Facility currently prohibits the payment of cash dividends on the Exchange Preferred Stock. The Exchange Preferred Stock is mandatorily redeemable upon a change of control and on July 1, 2010.

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

     A significant percentage of the software that runs most computers relies on two-digit date codes to perform computations and decision-making functions. Commencing on January 1, 2000, these computer programs may fail from an inability to interpret date codes properly, misinterpreting "00" as the year 1900 rather than 2000. The Company has completed the identification and implementation of all necessary internal software changes to ensure that it does not experience any loss of critical business functionality due to the Year 2000 issue. The Company has already completed an assessment of all internal software, hardware and operating systems. The Company has improved its information system capabilities by purchasing a new system that is Year 2000 compliant. The Company does not believe that its systems will encounter any material "Year 2000" problems. The new system is installed and in place. The total cost of the new computer system is approximately $1.2 million, all of which has been expended, and $900,000 of which has been capitalized. The Company believes that this conversion to a new operating system will minimize the business risk of Year 2000 issues.

     The Company also relies, directly and indirectly, on the external systems of various independent business enterprises, such as its customers, suppliers, creditors, financial organizations, and of governments, for the accurate exchange of data and related information. The Company could be affected as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts. In 1999, the Company implemented a program to assess and monitor the progress of these third parties in resolving Year 2000 issues, and to determine whether any Year 2000 issues encountered by a third party would pose a business risk to the Company. The Company developed a survey and distributed it to its vendors and customers to assess its Year 2000 risk based on the Year 2000 issues of these third parties. The Company has received the majority of the responses and after reviewing such responses, the Company does not feel there are any significant Year 2000 issues or problems with regard to these third parties.

     The Company believes the worst case scenario in the event of a Year-2000 related failure would be the lack of Year 2000 compliance on the part of certain of the Company's vendors. The Company is continuing to develop contingency plans in the event such a business interruption caused by Year 2000 problems should occur, including arrangements with back-up suppliers who are Year 2000 compliant. The Company cannot assure that Year 2000 related systems issues of third parties will be corrected in a timely manner or that the failure of these third parties to correct these issues will not have a material adverse effect on the Company.

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


                           CENTURY MAINTENANCE SUPPLY, INC.,
                           a Delaware corporation


November 15, 1999          By: /s/ Richard E. Penick
                               ----------------------------------
                                    Richard E. Penick
                                    Chief Financial Officer, Vice President and
                                    Assistant Secretary
                                    (Duly Authorized Officer and Principal
                                    Financial Officer)