Form 10-K
period 1999-12-31
CENTURY MAINTENANCE SUPPLY INC
filed 2000-03-30
CIK 1068617

-------------------------------------------------------------------------------
===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                      OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

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

Yes [x]  No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

[ ]  Not applicable.

     The number of shares of Common Stock, par value $0.001 per share, outstanding (the only class of common stock of the Company outstanding) was 12,061,639 as of March 29, 2000. The registrant's Common Stock is not traded in a public market.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.
-------------------------------------------------------------------------------
===============================================================================

                                    PART I

     This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27-A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include without limitation the words "believes," "anticipates," "estimates," "intends," "expects," and words of similar import. All statements other than statements of historical fact included in statements under "Item 1. Business," "Item 2. Properties," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" include forward-looking information and may reflect certain judgements by management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or the maintenance, repair and operations industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Certain potential risks and uncertainties that may affect the Company are set forth in the Company's Registration Statement on Form S-4, as amended, effective January 21, 1999. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 1.     Business.

General

     Century Maintenance Supply, Inc., a Delaware corporation ("Century" or the "Company"), is a leading distributor of maintenance, repair and operations ("MRO") supplies to the $2 billion multifamily apartment market. Century offers a broad selection of high quality MRO items, with prompt, free delivery provided through the Company's extensive distribution network. The Company currently supplies over 4,300 name brand and private label items, including plumbing, hardware, electrical, HVAC and lighting products, to over 30,000 active customers in the United States.

     The Company markets its products to individual apartment maintenance managers as well as to larger property management companies which own and/or manage multiple apartment complexes. Century provides free same-day or next-day delivery on virtually all orders by delivering its products via Company-operated trucks from 36 distribution centers which are strategically located in major metropolitan markets throughout the United States.

Market Overview

     The Company operates in what the Company estimates to be the $10 billion MRO industry, which includes such end-users as apartments, hotels/motels, nursing homes, prisons, military installations, and schools and universities. The Company currently markets substantially all of its products to the $2 billion multifamily apartment segment of this industry focusing specifically on markets with at least 60,000 units in apartment complexes containing more than 50 units. The Company services 36 such markets as of March 29, 2000.

     The MRO market is highly fragmented and has been traditionally served by a variety of distribution channels including: numerous local or regional broad-line suppliers, specialty and industrial suppliers, mail order catalog companies, retail home centers, and traditional hardware stores. The apartment MRO market is also highly fragmented with approximately 50-60% of the distributors being local or regional with most producing less than what the Company estimates to be $5 million in sales. Over the past ten years, the apartment MRO market has shifted its purchasing from broad-line suppliers and retailers serving a broad range of end-users and specialized suppliers serving a discrete product segment of this market, such as plumbing, HVAC or electrical products, to distributors focused on providing a high level of customer service and a product mix tailored to meet the specific needs of the apartment MRO market.

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

Product Offerings

     Century currently offers over 4,300 cataloged stock-keeping units ("SKUs"), providing a full range of MRO supplies to its customers. Century continually monitors its product offering to ensure its customers' needs are met. The Company offers high quality name brand and private label products in the following core categories: (i) plumbing, (ii) hardware, (iii) HVAC equipment and parts, (iv) lighting, (v) electrical, (vi) appliances and parts, (vii) janitorial, and (viii) pool items.

     Century's product offering includes several private branded products which the Company believes provide it with a distinct competitive advantage in terms of tailored products and favorable pricing. These products, which include Sun King(R) pool products, Boss(R) janitorial supplies, Rio(R) ceiling fans, and DuroGuard air conditioning units, accounted for 6.6% of sales in 1999. The Company plans to continue its substantial development of these products over the next few years.

     The Company currently distributes user-friendly catalogs with approximately 4,300 cataloged items. Historically, the Company has added approximately 150 SKUs per year to its catalogs. These products are usually recommended by local salespeople and then reviewed by a panel at Century's headquarters. Local distribution center managers have the flexibility to offer selected non-catalog items at their individual distribution centers. For example, Century's Denver distribution center stocks snow shovels and ice melt.

     The Company believes that its 4,300 catalogued SKUs represent those items that are most likely to meet the everyday and ongoing needs of the apartment MRO manager in the Company's target market. The Company's core products represent the basic continuing requirements of the apartment maintenance person which change little from year to year. Consequently, the Company attempts to minimize its exposure to product obsolescence.

Customers

     The Company's customers include local and regional apartment properties as well as larger property management companies. The Company maintains over 30,000 active accounts, an increase of more than 17,000 over the past four years. Century defines an active account as a property that generates two or more orders within a twelve month period.

     Century's management believes its customer satisfaction is illustrated by the recurring revenues generated from its major accounts. In 1999, sales to the Company's top five customers increased by approximately 22% over the prior year.

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

     Many property management companies have joined GPOs such as Buyers Access to replicate the purchasing advantages of the larger property managers. Buyers Access requires vendors to have a national presence in addition to a broad product selection, competitive pricing, and a sophisticated billing system. Century is a preferred provider to Buyers Access and [eight out of the ten] largest apartment management companies.

Sales and Marketing

     Century's marketing and sales strategy is based on providing the best possible quality service to its customers. The Company's combination of inside and outside salesforces provides it with what it believes to be a competitive advantage over competitors that take orders at a centralized location.

     Outside Sales Staff. Century employs 134 commission-based local outside sales personnel, who are based at the Company's distribution centers and are responsible for maintaining close customer relationships and generating new business through regular visits. Each local outside salesperson typically makes 15-20 sales visits per day. The outside salesforce generally does not take customer orders, allowing it to focus on its core function. In addition, the outside salesforce provides customers with information on products and promotions, provides value-added services such as assistance with inventory management and training issues, and serves as the focal point for customer feedback.

     Inside Salesforce. The Company employs 100 inside salespeople who are based locally or regionally and are primarily responsible for receiving customer orders and providing technical support. Additionally, the inside salespeople provide customers information on pricing and promotions as well as installation procedures and other critical characteristics which help them determine which products are best suited to their specific needs. The Company encourages customers to place all orders with the inside sales staff in order to allow the outside sales staff to focus on building customer relationships. Providing a local/regional inside salesforce reinforces customer relations as customers usually place orders with the same group of salespeople, who are familiar with the customers' needs and order history.

     National Sales Force. The Company employs six salespeople who are responsible for fostering and maintaining relationships with national property management companies and GPOs. The national sales force negotiates contract terms, including pricing and minimum purchase requirements.

     The Catalogs. The Century Maintenance Catalog and the Century Maintenance Supply A/C and Heating Parts Catalog include over 4,300 SKUs and are annually distributed to approximately 50,000 active and prospective customers. The catalogs are complete with drawings (of most products), specifications and pricing which facilitate the ordering process and help the customer select the appropriate product.

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

Distribution

     The Company delivers over 90% of its sales using its own fleet of trucks, the most of any major competitor. Each truck is driven by an employee who has a working knowledge of the distribution center's products and customers. The Company operates its own fleet of trucks in order to maintain complete control of the delivery process, an approach that the Company's management believes makes it the most reliable in the industry. Management believes the additional cost Century spends on operating its trucks is minimal considering the value-added service it provides its customers. Delivery is free for orders of $50.00 or more. Furthermore, the industry trend toward increased order size will benefit companies like Century which operate their own fleet of trucks since each delivery person can carry more items at little or no additional cost.

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

Operations

     In managing its inventory, Century seeks to maintain a steady balance between providing the customer optimal service and limiting costs. Century has several mechanisms in place to track, measure, replenish and optimize the use of inventory in all Company locations, including monthly tracking, physical counts, and cycle counting. In 1999, the Company estimates that it maintained an average fill rate of over 97%.

     Century's distribution centers are monitored monthly by the finance, operations, and purchasing departments at corporate headquarters. Each center is measured on deliveries, credits, expenses, customer contact, total sales, inventory and surplus inventory dollars, and the percentage of non-catalog and "dead" stock product. In addition, locations are graded on sales/inventory ratios and inventory turnover. Furthermore, beginning in 1995, Century instituted a cycle count program. Most locations are required to physically count from 50 to 100 items four days per week, or approximately 200 days per year, with the remainder of the distribution centers implementing a cycle counting program since the completion of the conversion to the new MIS system. See "--MIS System."

Suppliers and Purchasing

     Century currently purchases products from approximately 600 vendors. In 1999, no Company vendor accounted for more than 5.5% of purchases in 1999, and the top ten vendors accounted for approximately 35.0% of total purchases.

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

     Century has completed the installation of a new, fully integrated and centralized system, which will provide all of the capabilities of the old system, as well as integrate the whole Company together on one database and network. The new system is expected to increase efficiency through the centralization of the purchasing, credit and collections functions. The Company's system includes a second server, providing backup processing capability. Together with the new operating software, Century now has the additional capabilities of a Windows-based environment, more flexible invoicing and the ability to consolidate multiple purchase orders from each distribution center and group them by product category and vendor.

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

Employees

     As of March 29, 2000, the Company employed 800 full-time employees and 24 part-time employees. None of the Company's employees are represented by unions and the Company considers its employee relations to be good.

Item 2.     Properties.

     The Company currently operates in 36 different geographic markets, each with a distribution center ranging in size from 12,100 to 114,000 square feet. The Company leases all of its distribution centers, with lease expiration dates ranging from June 2000 to December, 2004. Management believes significant additional capacity can be added at minimal cost to most of the locations utilizing available contiguous space. The Company recently moved its corporate headquarters and the Houston distribution center to Stafford, Texas. This new 114,000 square foot facility has allowed the Company to centralize corporate functions such as purchasing, receivables, accounting, national sales, and catalog production.

Item 3.     Legal Proceedings.

     The Company is party to lawsuits and other proceedings incidental to its business. While the results of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect that ultimate liabilities, if any, will have a material adverse effect on the financial position, results of operations of the Company, or cash flow.

Item 4.     Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
Matters.

     There is no established public trading market for the Company's Common Stock. All of the Common Stock of the Company is held by 13 holders of record.

     The Company has not paid cash dividends to its stockholders in the past three years, and does not intend to pay cash dividends to its stockholders in the foreseeable future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results Operations--Liquidity and Capital Resources" for a discussion of restrictions on the Company's ability to pay cash dividends.

Item 6.     Selected Financial Data.

     The following selected financial data should be read in conjunction with Management's Discussion and Analysis and Results of Operations and the consolidated financial statements of the Company as of December 31, 1998 and 1999 and for the three years in the period ended December 31, 1999, included elsewhere in this Report on Form 10-K. The Operating Data, Cash Flow Data and the Balance Sheet Data as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 are derived from audited consolidated financial statements of the Company. In 1998 the Company completed the Recapitalization (see "Item
7. Management's Discussion and Analysis and Results of Operations--The Recapitalization") which significantly affected 1998 financial data.

                                                                                  Fiscal Year
                                            ------------------------------------------------------------------------------------
                                                  1995             1996              1997              1998              1999
                                                  ----             ----              ----              ----              ----
                                                                                (dollars in thousands)
Operating Data:
Net sales......................................  $80,115          $103,113          $146,166          $200,488          $231,382
Cost of goods sold.............................   59,201            75,552           105,636           145,710           167,770
                                                --------          --------          --------          --------          --------
Gross profit...................................   20,915            27,561            40,530            54,778            63,612
Operating expenses:
 Selling, general and administrative expenses..   15,256            17,271            22,264            30,198            36,458
 Recapitalization expenses(a)..................       --                --                --             7,982                --
 Stock based compensation charges(b)...........       --                --             6,969             4,092                74
                                                --------          --------          --------          --------          --------
Total operating expenses.......................   15,256            17,271            29,233            42,272            36,532
                                                --------          --------          --------          --------          --------
Operating income...............................    5,659            10,290            11,297            12,506            27,080
Interest expense(c)............................      790               865             1,147             5,327             9,310
                                                --------          --------          --------          --------          --------
Income before income taxes and minority
 interest......................................    4,869             9,425            10,150             7,179            17,770
Provision for income taxes(d)..................    1,359             2,798             6,370             5,380             6,970
                                                --------          --------          --------          --------          --------
Income before minority interest................    3,510             6,627             3,780             1,799            10,800
Minority interest in earnings of
subsidiaries...................................      682             1,237               848                --                --
                                                --------          --------          --------          --------          --------
Net income.....................................  $ 2,829          $  5,390          $  2,932          $  1,799          $ 10,800
                                                ========          ========          ========          ========         =========

                                                                                  Fiscal Year
                                            ------------------------------------------------------------------------------------
                                                  1995             1996              1997              1998              1999
                                                  ----             ----              ----              ----              ----
                                                                                (dollars in thousands)


Other Financial Data:
EBITDA(e)......................................  $ 6,031          $ 10,723          $ 12,066          $ 13,569          $ 28,561
Adj. EBITDA(f).................................  $ 6,031          $ 10,723          $ 19,035          $ 25,643          $ 28,635
Adj. EBITDA margin(g)..........................      7.5%             10.4%             13.0%             12.8%             12.4%
Depreciation & amortization....................  $   372          $    433          $    769          $  1,063          $  1,481
Capital expenditures...........................  $   461          $    513          $  1,534          $    937          $  2,740
Ratio of Adj. EBITDA to interest expense.......      7.6x             12.4x             16.6x              4.8x              3.1x
Ratio of total debt to Adj. EBITDA.............      1.6x              1.1x              1.0x              3.8x              3.3x
Other Data:
Distribution centers...........................       17                20                29                32                36
Comparable center sales growth(h)..............     28.2%             21.0%             20.8%             21.3%             12.4%
Active customers(i)............................   13,436            16,659            24,521            27,300            30,500
Cash Flow Data:
Net cash provided by (used in) operating
 activities....................................  $  (589)         $    785          $  6,304          $(12,616)         $  9,174
Net cash (used in) investing activities........     (458)             (493)           (9,575)             (865)           (3,993)
Net cash provided by (used in) financing
 activities....................................    1,088             2,083             4,946            10,525            (5,325)

Balance Sheet Data:
Working capital................................  $ 9,413          $ 14,456          $ 25,617          $ 37,921          $ 40,131
Operating working capital(j)...................   13,778            20,065            29,487            38,877            42,732
Total assets...................................   22,981            32,936            57,254            73,867            80,440
Redeemable preferred stock.....................       --                --                --            37,309            42,908
Total debt.....................................    9,385            12,253            18,997            98,700            94,100
Stockholders' equity (deficit).................    6,578            11,035            25,568           (81,816)          (77,798)

______________________
(a) Transaction costs related to the Recapitalization. See Note 1 to the Company's audited consolidated financial statements.
(b) 1997 data reflects (i) charges of $6.3 million for the difference between the fair market value of stock exchanged by minority stockholders in connection with the Reorganization (as described below in "Item 7. Management's Discussion and Analysis and Results of Operations") and the recorded basis of minority stockholder interests consisting of amounts paid by such stockholders for their stock in the Company's subsidiaries and their allocated earnings reflected as charges to minority interest in earnings of subsidiaries through June 30, 1997 and (ii) with respect to stock options granted in July 1997, charges of $0.6 million representing the difference between the fair market value of Common Stock and the exercise price of the related options at the respective date of grant. 1998 data reflects a charge of $4.1 million for the redemption of stock options as part of the Recapitalization for the difference between the redemption price and the exercise price of the stock options less any previously recognized charge related to the grant of the stock options.
(c) Interest expense in 1998 and 1999 includes amortization of deferred financing fees.
(d) As part of the Common Control Mergers (as defined in Note 8 to the Company's audited consolidated financial statements) the Company acquired certain operations that were not previously subject to federal income taxes. Income from these operations subsequent to the Reorganization are subject to federal income taxes.
(e) EBITDA represents net income before depreciation and amortization, interest expense and income tax expense. EBITDA is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. The Company has included a measurement based on EBITDA because it is one way in which the Company monitors its performance and because it is commonly used by certain investors and analysts to (i) analyze and compare companies on the basis of operating performance, leverage and liquidity and (ii) determine a company's ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, income from operations or cash flow as an indication of the Company's operating performance, nor does it represent funds available for management's discretionary use. EBITDA presented by the Company may not be comparable to EBITDA defined and presented by other companies.
(f) Adjusted EBITDA represents net income before depreciation and amortization, interest expense, income tax expense, recapitalization expenses and stock based compensation charges. Adjusted EBITDA is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. The Company has included a measurement based on Adjusted EBITDA because it is one way in which the Company monitors its performance and because it is commonly used by certain investors and analysts to (i) analyze and compare companies on the basis of operating performance, leverage and liquidity and (ii) determine a company's ability to service debt. In addition, certain covenants in the Certificate of Designation are based upon a concept similar to Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, income from operations or cash flow as an indication of the Company's operating performance, nor does it represent funds available for management's discretionary use. Adjusted EBITDA presented by the Company may not be comparable to Adjusted EBITDA defined and presented by other companies.
(g) Represents ratio of Adjusted EBITDA to net sales.
(h) Does not include centers acquired through the Nationwide Acquisition (as described below in "Item 7. Management's Discussion and Analysis and Results of Operations").
(i) Includes those customers who have placed at least two orders over the previous 12 month period.
(j) Operating working capital represents current assets, excluding cash, less current liabilities, excluding the current portion of long-term debt and note payable.

Item 7.     Management's Discussion and Analysis and Results of Operations.

General

     Century has grown through a combination of increasing sales at its existing distribution centers, by opening new distribution centers and through the acquisition of Nationwide Apartment Supply, Inc. and Champion Blind and Drapery, Inc. As part of its strategy of expanding into new geographic markets, the Company opened 21 new distribution centers from 1994 through 1999.
Historically, a typical center breaks even within three years of opening, and operating margins continue to improve as the center's revenue grows. In July 1997, the Company acquired Nationwide (the "Nationwide Acquisition"), which added 11 distribution centers principally in the midwestern United States, three of which were consolidated into existing Century centers. In April 1999, the Company acquired Champion Blind and Drapery, Inc. for a cash price of $1,550,000.

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

                                                                   Fiscal Year
                                                         ----------------------------
                                                         1997        1998        1999
                                                         ----        ----        ----

Net sales............................................  $146,166    $200,488    $231,382
Cost of goods sold...................................   105,636     145,710     167,770
                                                       --------    --------    --------
 Gross profit........................................    40,530      54,778      63,612
Selling, general and administrative expenses.........    22,264      30,198      36,458
Recapitalization expenses............................        --       7,982          --
Stock compensation charges...........................     6,969       4,092          74
                                                       --------    --------    --------
 Total operating expenses............................    29,233      42,272      36,532
Operating income.....................................    11,297      12,506      27,080
Interest expense.....................................     1,147       5,327       9,310
                                                       --------    --------    --------
Income before income taxes and minority interest.....    10,150       7,179      17,770
Provision for income taxes...........................     6,370       5,380       6,970
                                                       --------    --------    --------
Income before minority interest......................  $  3,780    $  1,799    $ 10,800
                                                       ========    ========    ========

                                                                   Fiscal Year
                                                         ----------------------------
                                                         1997        1998        1999
                                                         ----        ----        ----
Net sales...........................................    100.0%       100.0%     100.0%
Cost of goods sold..................................     72.3         72.7       72.5
                                                       -------     --------    ------
 Gross profit.......................................     27.7         27.3       27.5
Selling, general and administrative expenses........     15.2         15.1       15.8
Recapitalization expenses...........................       --          4.0         --
Stock compensation charges..........................      4.8          2.0        0.0
                                                       -------     --------    -------
 Total operating expenses...........................     20.0         21.1       15.8
Operating income....................................      7.7          6.2       11.7
Interest expense....................................      0.8          2.7        4.0
                                                       -------     --------    -------
Income before income taxes and minority interest....      6.9          3.6        7.7
Provision for income taxes..........................      4.4          2.7        3.0
                                                       -------     --------    -------
Income before minority interest.....................      2.6%         0.9%       4.7%
                                                       =======     ========    =======

     Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net sales for fiscal 1999 were $231.4 million, an increase of $30.9 million or 15.4% over fiscal 1998. This increase in net sales was primarily due to comparable center growth, the opening of four new distribution centers and the acquisition of Champion Blind and Drapery, Inc.

     The Company's gross profit for fiscal 1999 was $63.6 million, an increase of $8.8 million or 16.1% over fiscal 1998. This increase in gross profit was primarily due to the increase in net sales as discussed above. As a percentage of net sales, the Company's gross profit increased slightly to 27.5% in fiscal 1999 from 27.3% in fiscal 1998.

     Selling, general and administrative expense, consisting primarily of payroll, occupancy and vehicle expenses totaled $36.5 million in fiscal 1999, an increase of $6.3 million or 20.9% over fiscal 1998. As a percentage of net sales, selling, general and administrative expense increased to 15.8% in fiscal 1999 from 15.1% in fiscal 1998. This increase was primarily due to the new center openings, consolidation of certain administrative functions and the conversion of the MIS system.

     Interest expense for fiscal 1999 was $9.3 million, an increase of $4.0 million or 75.5% from fiscal 1998, due to the additional debt incurred in the Recapitalization.

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

     Interest expense for fiscal 1998 was $5.3 million, an increase of $4.2 million or 364.4% from fiscal 1997, due to the additional debt incurred in the Nationwide Acquisition and in the Recapitalization during 1998.

Liquidity and Capital Resources

     The Company's primary capital requirements have been the funding of its continued distribution center expansion program, inventory requirements and the development and implementation of customized information systems. From 1994 to 1999, the Company opened 21 new distribution centers. The Company has financed its growth through a combination of internally generated funds and borrowings.

     In fiscal 1999, net cash provided by operating activities was $9.2 million due primarily to increasing sales volume. Net cash used in investing activities in fiscal 1999 was $4.0 million and was comprised of capital expenditures and the acquisition of Champion Blind and Drapery, Inc. Net cash used in financing activities in fiscal 1999 was $5.3 million, comprised of repayments of long-term debt and the purchase of treasury stock.

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

     The Company currently anticipates that its capital expenditures for 2000 and 2001 will be $2.0 million in each year. Inventories were $33.5 million as of December 31, 1999 and $34.7 million at December 31, 1998. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same day or next day filling of most orders. The Company anticipates that its inventory levels will increase primarily to support higher sales volumes and new center openings. Trade accounts receivable, net of allowances were $26.1 million at December 31, 1999 and $19.1 million at December 31, 1998. The Company generally offers 30-day credit terms to its customers. The Company's working capital requirements are typically higher in the second and third quarters to meet seasonal demand. This is due primarily to the fact that more people move during the summer months when school is out, causing apartment managers to purchase more supplies to make apartments ready for new occupants. Also, hot summer months translate into a higher volume of HVAC sales due to the need for air conditioning parts.

     The Company has outstanding indebtedness consisting of borrowings of $94.1 million under the Term Loan Facility. In addition to its operating cash flow, the Company has access to a total of $25.0 million through the Revolving Credit Facility. As of March 29, 2000, the Company had no outstanding borrowings under the Revolving Credit Facility. The Tranche A Term Facility will mature on the fifth anniversary of initial borrowing and the Tranche B Term Facility will mature on the seventh anniversary of initial borrowing. Annual required principal payments on the Term Loan Facility on each anniversary of initial borrowing will be $3.6 million, $4.6 million, $7.6 million, $12.6 million, $14.6 million, $23.0 million and $34.0 million. The Revolving Credit Facility will mature on the fifth anniversary of the Credit Facility. The interest rate under the Credit Facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 2.75% (for the Tranche B Term Facility) per annum or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 1.75% (for the Tranche B Term Facility) per annum. If the Company achieves performance goals as agreed upon, rates under the Tranche A Term Facility and the Revolving Credit Facility will be reduced in increments as agreed. The Company also covenanted to enter into specified interest rate protection arrangements, including interest rate swaps, to reduce the Company's exposure to fluctuations in the rates of interest payable under the Credit Facility. In mid-July, 1998, the Company entered into such interest rate swap transactions with respect to $50.0 million of borrowings under the Term Loan Facility, which became effective September 30, 1998. At March 29, 2000 the interest rate for the Revolving Credit Facility was 10.5%, the Tranche A Facility was 8.6875% and the Tranche B Facility was 8.9375%. The interest rate for the portion of the Term Loan Facility under the interest rate swap is 8.54% for $17.5 million under the Tranche A Facility and 8.81% for $29.9 million under the Tranche B Facility. A commitment fee of 0.5% per annum will be charged on the unused portion of the Credit Facility. The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company and its subsidiaries (including the capital stock of the subsidiaries).

     Borrowings under the Credit Facility are required to be prepaid with (a) 75% (or 50% upon satisfaction of a debt to adjusted EBITDA ratio) of the Company's Excess Cash Flow, (b) 100% of the net proceeds of issuances of debt obligations of the Company and its subsidiaries, (c) 100% of the net cash proceeds from asset dispositions of the Company and its subsidiaries, (d) 50% of the net proceeds of issuances of equity of the Company and its subsidiaries, except that if an equity issuance occurs other than as part of a Public Equity Offering (as defined therein) of the Company's common stock, then 100% of the net proceeds of such offering are required to be applied to prepay the Credit Facility, and (e) 100% of the net proceeds from insurance recoveries over $1.0 million and condemnations, after application of such insurance recoveries or condemnation proceeds to repair the property involved. "Excess Cash Flow," for any period, means EBITDA (as defined therein) for such period, less the sum of
(a)(i) permitted capital expenditures, (ii) taxes, (iii) consolidated interest expense, (iv) increases in Adjusted Working Capital (as defined therein) for such period, (v) scheduled and mandatory payments of debts, (vi) voluntary prepayments of the Term Loan Facility, (vii) payments in connection with purchases of the Company's Capital Stock; (viii) cash consideration paid for certain permitted acquisitions (but excluding cash consideration funded by a borrowing under the Revolving Credit Facility), and (ix) cash dividends paid on the Exchange Preferred Stock to the extent permitted by the Credit Facility, plus the sum of: (b)(i) decreases in adjusted working capital for such period,
(ii) refunds of taxes paid in prior periods, and (iii) proceeds of certain indebtedness.

     The Credit Facility contains covenants restricting the ability of the Company and the Company's subsidiaries to, among others, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock, (iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures, (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA and (e) an interest coverage ratio. The Company is in compliance, as of March 29, 2000, with the material provisions of the Credit Facility.

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

Year 2000 Readiness Disclosure

     We have designed our computer network for use in the year 2000 and beyond. As of March 29, 2000, we had not experienced any significant issues as a result of year 2000 problems and do not anticipate incurring material costs in future periods due to such issues. The Company relies, directly and indirectly, on the external systems of various independent business enterprises, such as its customers, suppliers, creditors, financial organizations, and of governments, for the accurate exchange of data and related information. As of March 29, 2000, the Company has not been affected as a result of any disruption in the operation of the various third-party enterprises with which the Company interacts. Although most year 2000 problems should have become evident on January 1, 2000, additional year 2000-related problems may become evident only after this date. For example, some software programs may have difficulty resolving the so-called "century leap year" algorithm which will also occur during the year 2000. We do not have any specific contingency plans for any year 2000 problems should such problems arise in the future.

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

             Principal (Notional) Amount by Expected Maturity Date
                           (as of December 31, 1999)

                                Fiscal 2000   Fiscal 2001   Fiscal 2002   Fiscal 2003    Fiscal 2004     Thereafter      Total
                                -----------   -----------   -----------   -----------    -----------     ----------      -----
                                                                  (Dollars in thousands)
Liabilities
Long-term Debt, including
 current portion
 Variable Rate Debt......    $      5,500      $ 9,500       $13,000       $ 7,000    $         --       $        --    $ 35,000

 Interest Rate...........      LIBOR+2.50%   LIBOR+2.50%   LIBOR+2.50%   LIBOR+2.50%

Long-term Debt, including
 current portion
 Variable Rate Debt......    $       600       $  600        $   600       $11,800    $     28,500       $     17,000   $ 59,100

 Interest Rate...........       LIBOR+2.75%   LIBOR+2.75%   LIBOR+2.75%  LIBOR+2.75%   LIBOR+2.75%        LIBOR+2.75%

Interest Rate Derivative
 Instruments Related to
 Debt
Interest Rate Swaps
 Pay Fixed/Receive Variable
  (Notional Amounts)(a)....  $    16,656      $13,875
 Pay Rate..................        8.54%        8.54%
 Receive Rate..............     LIBOR+2.50%   LIBOR+2.50%

Interest Rate Swaps
 Pay Fixed/Receive Variable
  (Notional Amounts).......  $    29,925      $29,925
 Pay Rate..................        8.81%        8.81%
 Receive Rate..............     LIBOR+2.75%   LIBOR+2.75%

                                 Fair
                                Value at
                                Dec 31,
                                 1999
                                --------

Liabilities
Long-term Debt, including
 current portion

 Variable Rate Debt......        $35,000
 Interest Rate...........

[LIBOR + 2.50%] Long-term
 Debt, including current
 portion
 Variable Rate Debt......        $59,100
 Interest Rate...........

[LIBOR + 2.75%] Interest
 Rate Derivative Instruments
 Related to Debt
Interest Rate Swaps
 Pay Fixed/Receive Variable
  (Notional Amounts)(a)..
 Pay Rate................
 Receive Rate............        $   181

Interest Rate Swaps
 Pay Fixed/Receive Variable
(Notional Amounts).......
 Pay Rate................
 Receive Rate............        $   284

_____________________
(a) Notional amounts are averages of the quarterly settlement amounts which decline quarterly over the life of the swap from $18 million at December 31, 1999 to $13 million at September 30, 2001.

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

Item 8.             Financial Statements and Supplementary Data.

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Report of Form 8-K."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.

     The following table sets forth information regarding the executive officers and directors of the Company as of March 29, 2000:

Name                      Age        Position with the Company
-----------------------   ---   ------------------------------------
Dennis C. Bearden......    49   Chief Executive Officer and Director
Richard E. Penick......    43   Chief Financial Officer and Director
Don R. Hodina..........    46   Chief Operating Officer
Mark J. Doran..........    36   Director
William C. Johnson.....    60   Director
Jon D. Ralph...........    35   Director
J. Frederick Simmons...    45   Director
Ronald P. Spogli.......    52   Director

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

     Don R. Hodina is Chief Operating Officer, a position he has held since February 2000. Mr. Hodina has been with the Company since July 1997 following the acquisition of the Nationwide Apartment Supply. Mr. Hodina served as President of Nationwide from its inception in 1992 until February 2000. In 1985, Mr. Hodina formed Maintenance Headquarters in Indianapolis which became Nationwide Apartment Supply in 1992.

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

     William C. Johnson became a director of the Company in connection with the Recapitalization. Mr. Johnson served as Chief Executive Officer of Grolier Incorporated, a publishing and printing company, from March 1990 to December 1994, and served as Chairman of the Board and Chief Executive Officer of Fingerhut Corporation, a retail catalog company, from 1982 to 1989. Mr. Johnson was a director of Brylane Inc., a retail catalog company, from 1994 to 1999 and served as its Vice Chairman from June 1995 to April 1998.

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

     Ronald P. Spogli became a director of the Company in connection with the Recapitalization. Mr. Spogli is a founding principal of an affiliate of FS&Co., which was founded in 1983, where his responsibilities include analyzing potential investments and participating in strategic and financial initiatives as they relate to portfolio companies. Mr. Spogli also serves on the Boards of Directors of AFC Enterprises, Inc., Envirosource, Inc., River Holding Corp., and Hudson Respiratory Care Inc.

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

Item 11.    Executive Compensation.

     The following table sets forth the compensation earned by the Company's Chief Executive Officer and the two other most highly compensated executive officers who earned salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries for the fiscal year ended December 31, 1999 (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                                                                          Long Term
                                                                                         Compensation
                                                  Annual Compensation                       Awards
                                       ---------------------------------------         ---------------
                                                                                           Securities
                                Fiscal                              Other Annual           Underlying           All Other
Name and Principal Position      Year       Salary      Bonus       Compensation(1)        Options/SARs       Compensation(2)
---------------------------     ------      ------      -----       ---------------        ------------       ---------------
Dennis C. Bearden..........        1999    $125,000     $  --            $  --             $      --             $   12,750 (1)
 Chief Executive Officer           1998     125,000        --               --               180,000 (3)             12,750
                                   1997     125,000        --               --                    --                 12,500


Richard E. Penick.........         1999    $115,000    $50,000           $  --                    --             $   12,750 (1)
Chief Financial Officer            1998     106,923     50,000              --                48,000 (3)            296,629
                                   1997      95,000         --              --                34,510 (4)             11,050

Don R. Hodina.............         1999    $104,840      $  --           $  --                    --             $   12,750 (1)
 Chief Operating Officer           1998      99,996         --              --                    -- (3)          1,124,476
                                   1997     111,027         --              --               161,048 (4)             12,132

_____________________
(1) During 1999, no Named Executive Officer received perquisites and other personal benefits, securities or property in an aggregate amount in excess of the lesser of $50,000 or 10% of the total of such Officer's salary and bonus nor did any such Officer receive any restricted stock award or stock appreciation right.
(2) Represents the annual lease table value of company car and matching contributions by the Company under its 401(k) plan, in the amount of $12,750 each for Mr. Bearden, Mr. Penick and Mr. Hodina, respectively, and the value of options under the Company's 1997 Stock Incentive Plan that were canceled for a cash payment in July 1998 in connection with the Recapitalization, in the amounts of $0, $288,102 and $1,120,476 for Mr. Bearden, Mr. Penick and Mr. Hodina, respectively. See "--Stock Option Plan--1997 Stock Incentive Plan" and Note 10 to the Company's audited consolidated financial statements.
(3)   Represents Options granted under the 1998 Stock Option Plan.

(4) Represents Options granted under the 1997 Stock Incentive Plan.

Employment Agreements with Messrs. Bearden and Penick

     On July 8, 1998, the Company entered into employment agreements with Dennis
C. Bearden and Richard E. Penick, and a noncompete agreement with Mr. Bearden (which noncompete agreement also binds Century Airconditioning Supply, Inc. and Air Management Supply, Inc. See "Item 13. Certain Relationships and Related Transactions--Noncompete Agreement"). Mr. Bearden and Mr. Penick will receive an annual base salary in the amount of $125,000 and $115,000, respectively, as well as an annual cash bonus (either pursuant to a bonus or incentive plan of the Company or otherwise) in an amount to be determined by the Board (or a committee thereof) in its sole discretion. Pursuant to the employment agreements, in the event that employment is terminated by the Company without "cause" (as defined therein), or if the employee resigns for "good reason" (as defined therein), the Company will be required to pay such employee's base salary (and to continue certain benefits) for 24 months, and to pay a portion of the employee's annual bonus, based on the previous year's bonus, accrued up to the date of termination. In addition, in the event that employment is terminated by the Company without "cause" or if the employee resigns for "good reason," and a Change in Control (as defined therein) of the Company has occurred within the two year period preceding such date of termination, then, in addition to the obligations of the Company to continue such employee's benefits and to pay the portion of the employee's annual bonus as described above, but in lieu of the Company's obligation to continue to pay such employee's base salary for the 24-month period following such date of termination, the Company shall be required to pay to the employee, in a lump sum in cash within 30 days after the date of such termination, an amount equal to two times the sum of the employee's base salary (as in effect on the date of termination or such higher rate as may have been in effect at any time during the 90 day period preceding the date of termination) and the annual bonus paid to such employee for the Company's last full fiscal year. The employment agreements also impose restrictions relating to the disclosure of confidential information and prohibit the employee from knowingly becoming involved in a conflict of interest with the Company.

Compensation of Directors

     Directors of the Company receive no compensation as directors. Directors are reimbursed for their reasonable expenses in attending meetings.

Retirement Plan

     Employees of the Company may contribute to a 401(k) plan. Employees must have 12 months of service and must have attained age 21 to be eligible to participate in the 401(k) plan and may contribute a minimum of 2.0%, up to a maximum of 15.0% of their annual compensation. The Company matches contributions at a rate of 50.0% for contributions by the employee, up to 8.0% of such employee's compensation. The Company contributed approximately, $297,000, $403,000 and $447,000 in 1997, 1998 and 1999 respectively, as matching funds to the plan. No discretionary, lump-sum contributions were made in 1997, 1998 and 1999.

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

     1998 Stock Option Plan

     In July 1998, the Company adopted a new stock option plan (the "Option Plan"), permitting grants of options to purchase approximately 13% of Century's common stock. The Option Plan and each outstanding option thereunder are subject to termination in the event of a change in control of Century, as more particularly described in the Option Plan. In addition, all options granted pursuant to the Option Plan terminate 30 days after termination of employment (unless termination was for cause, in which event an option terminates immediately) or 180 days in the event of termination due to death or disability. The sale of shares received upon the exercise of options are subject to rights of refusal first in favor of the Company and then in favor of Mr. Bearden and FS&Co. on a pro rata basis. In addition, any shares received upon exercise of an option are subject to a repurchase right in favor of the Company at the greater of cost or book value for a period of six months after termination of the optionee's employment (provided, that if employment is terminated due to death or disability, such shares shall be repurchased for fair market value as determined in good faith by the Board). Shares received upon the exercise of options are subject to certain obligations to sell at the request of FS&Co., should FS&Co. propose to sell all or a substantial portion of its interest in the Company to a third-party buyer (with the purchase terms for the optionee and FS&Co. to be identical), or should the optionee's employment or other relationship with the Company terminate. Such shares also possess certain co-sale rights in favor of the optionee should FS&Co. propose to sell all or any portion of its interest in the Company to a third-party buyer, upon the same terms as those offered by such buyer to FS&Co. The rights of first refusal, repurchase rights and co-sale rights will terminate upon the Company's initial public offering.

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

     No stock option grants were made to any of the Named Executive Officers in the year ended December 31, 1999.

     Options representing the right to purchase an aggregate of 507,000 shares of the Company's common stock have been granted under the Option Plan to individuals other than the Named Executive Officers set forth in the table above. All of these options are Performance Options.

Aggregated Option Exercises and Fiscal Year-End Option Values

     No options were exercised in fiscal 1999. See "--Summary Compensation Table" for payments received in connection with the cancellation of Options in connection with the Recapitalization. The following table sets forth information with respect to exercisable and unexercisable options held as of December 31, 1999 by each of the Named Executive Officers:

     Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                                              Number of Securities
                                                                              Underlying Unexercised
                                                                                   Options at
                          Shares                                              December 31, 1999(#)
                       Acquired on                 Value                  ---------------------------------
      Name             Exercise(#)               Realized($)              Exercisable         Unexercisable
-----------------      -----------               -----------              -----------         -------------

Dennis C. Bearden....           --                      --                        --               180,000
Richard E. Penick....           --                      --                  38,510(2)               44,000
Don R. Hodina........           --                      --                 161,048(3)                  --

                                            Value of Unexercised
                                           In-the-Money Options at
                                           December 31, 1999($)(1)
                                       ---------------------------------
                                        Exercisable        Unexercisable
                                        -------------      -------------

Dennis C. Bearden.................       $    --                $0
Richard E. Penick.................        285,053                0
Don R. Hodina.....................      1,120,894                0

______________________
(1) Value is determined by subtracting the exercise price from the fair market value of a share of the Company's Common Stock, which as of December 31, 1999 was $10.00, as determined by the Company.
(2) 34,510 Options were granted under the 1997 Stock Incentive Plan, all of which are vested and exercisable, and 48,000 Options were granted under the 1998 Stock Option Plan, 4,000 of which are vested and exercisable.
(3) All options were granted under the 1997 Stock Incentive Plan, all of which are vested and exercisable.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information, as of March 29, 2000, with respect to the beneficial ownership of capital stock of the Company by (i) each person who beneficially owns more than 5% of such shares, (ii) each of the Named Executive Officers, (iii) each director of the Company and (iv) all Named Executive Officers and directors of the Company as a group.

                                                                                                               Percent of
                                                                                    Shares of Series         all Preferred
                                        Shares of Common          Percent of           B Preferred                Stock
Name of Beneficial Owner                     Stock                   Class                Stock                Outstanding
------------------------                ----------------          -----------       ----------------         -------------
Freeman Spogli & Co. LLC(1)...........      6,912,501              54.8%                40,000                      10.0%
 Ronald P. Spogli(1)
 J. Frederick Simmons(1)
 Mark J. Doran(1)
 Jon D. Ralph(1)
Dennis C. Bearden(3)(4)...............      3,749,999              29.7%                80,000                      20.0%
Richard E. Penick(3)..................         69,822 (5)             *                     --                        --
Don R. Hodina(3)......................        161,048 (5)           1.3%                    --                        --
William C. Johnson(2).................        127,083               1.0%                    --                        --
All Named Executive Officers and
 directors of the Company as a
 group (8 individuals)                     11,020,453              87.3%                    --                        --

                                                     Footnotes on following page

_____________________
*    Less than 1%.
(1) Represents shares of Common Stock that are held of record by FS Equity Partners IV, L.P. ("FSEP IV"). As general partner of FSEP IV, FS Capital Partners LLC ("FS Capital LLC") has the sole power to vote and dispose of the shares owned by FSEP IV. Messrs. Spogli, Simmons, Doran and Ralph and Bradford M. Freeman, William M. Wardlaw, John M. Roth, Charles P. Rullman and Todd W. Halloran are the sole managing members of FS Capital LLC, and as such may be deemed to be the beneficial owners of the shares of the common stock and rights to acquire the common stock owned by FSEP IV. The business address of Freeman Spogli & Co. LLC, FSEP IV, FS Capital LLC, and its sole managing members is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025.
(2) Includes an option to purchase 50,000 shares that is vested and exercisable.
(3) The business address of these individuals is Century Maintenance Supply, Inc., 10050 Cash Road, Suite 1, Stafford, Texas 77477.
(4) Includes Common Stock held by Century Airconditionng Supply, Inc., an entity wholly owned by Mr. Bearden.
(5) Shares of Common Stock for Richard E. Penick and Don R. Hodina represent shares that are held of record plus any shares issuable pursuant to options held by the person in question that may be exercised within 60 days after the date of this Report. Mr. Penick holds options to purchase (i) 34,510 shares of Common Stock at a purchase price of $1.74 per share, all of which are vested and exercisable; and (ii) 48,000 shares of Common Stock at a purchase price of $10.00 per share, 4,000 of which are vested and exercisable. Mr. Hodina holds options to purchase 161,048 shares of Common Stock at a purchase price of $3.04 per share, all of which are vested and exercisable.

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

Payments Relating to the Recapitalization

     Executive officers of the Company who are also stockholders received payments of an aggregate of approximately $155.5 million in connection with the Recapitalization, including payments to the Named Executive Officers (Messrs. Bearden, Penick and Hodina) in the amount of $152.2 million, $0.7 million and $1.1 million, respectively. All Continuing Stockholders and Company option holders, including such executive officers, received payments of approximately $178.3 million in connection with the Recapitalization. FS&Co. received a transaction fee of $4.0 million.

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

Transactions with Management

     The Company leases facilities in Houston, Phoenix, San Antonio, Tucson, and Newport News from Dennis C. Bearden, the Chief Executive Officer of the Company, or an entity affiliated with or controlled by Mr. Bearden. All of these leases are at market terms. Lease expense for leases with affiliates has been $0.5 million, $0.6 million and $.8 million for fiscal 1997, 1998 and 1999, respectively. In addition, the Company was a party to the Common Control Mergers. See Note 8 to the audited consolidated financial statements of the Company.

     In connection with the Recapitalization, stock options with a value of approximately $3.0 million (net of the exercise price) remain outstanding. Such stock options, together with the common stock being retained by the Continuing Stockholders, represents approximately 44.1% of the common stock of the Company on a fully-diluted basis.

Transactions with Century Airconditioning Supply

     The Company makes convenience sales of inventory, at cost, to CAC and purchases inventory, at cost, from CAC. In addition, CAC and the Company share some administrative services, for which CAC pays the Company a management fee equal to a percentage of CAC's sales. The Company's revenues attributable to sales of inventory to CAC were $1.2 million, $1.2 million and $.1 million for fiscal 1997, 1998 and 1999, respectively. CAC paid management fees to the Company (with respect to shared administrative services) of $0.3 million in 1997 and 1998. No management fees were paid by CAC to the Company in 1999.

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

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)   Documents filed as part of this report:                                                     Page
                                                                                                       ----
           (1)   Index to the Consolidated Financial Statements:

                 Reports of Independent Auditors for Century Maintenance Supply, Inc..................  F-1
                 Consolidated Balance Sheets as of December 31, 1998 and December 31,1999.............  F-3
                 Consolidated Statements of Income for the Years Ended December 31,1997
                  December 31, 1998 and December 31, 1999.............................................  F-5
                 Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Years
                  December 31, 1997, December 31, 1998 and December 31, 1999..........................  F-6
                 Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
                  December 31, 1998 and December 31, 1999.............................................  F-7
                 Notes to Consolidated Financial Statements...........................................  F-8

           (2)   Schedules.

                 None.

           (3)   Exhibits.

        2.1*      Agreement and Plan of Merger dated as of May 5, 1998 among
                  Century Acquistion Corporation, Dennis C. Bearden ("Bearden"),
                  FS Equity Partners IV, LP ("FSEP IV"), the Company, and the
                  shareholders of the Company.
        2.2*      First Amendment to Agreement and Plan of Merger dated June 19,
                  1998 among Century Acquisition Corporation, Bearden, FSEP IV, the Company, and the shareholders of the Company.
        3.1*      Amended and Restated Certificate of Incorporation of Century.
        3.2*      Amended and Restated Bylaws of Century.
        3.3*      Certificate of Designation by Century dated July 8, 1998.
        4.1*      Exchange Indenture dated as of July 8, 1998 between Century and United States Trust Company of New York, as Trustee, with respect to the 13 1/4% Senior Subordinated Exchange Debentures
                  due 2010 (including form of 13 1/4% Senior Subordinated
                  Exchange Debenture due 2010).
        4.2*      Registration Agreement dated July 8, 1998 between Century and
                  Salomon Brothers Inc.
       10.1*      Credit Agreement dated as of July 8, 1998 among the Company, the lenders party thereto, Salomon Brothers Inc. and Citicorp
                  USA, Inc. ("Citicorp").
       10.2*      Security Agreement dated as of July 8, 1998 between the
                  Company and Citicorp.
       10.3*      Pledge Agreement dated as of July 8, 1998 between the Company and Citicorp.
       10.4*      Subsidiary Guarantee Agreement dated as of July 8, 1998
                  between the Company and Citicorp.
       10.5*      Indemnity, Subrogation and Contribution Agreement dated as of
                  July 8, 1998 between the Company and Citicorp.
       10.6*      Amended and Restated Stockholders' Agreement dated as of May
                  5, 1998 among FSEP IV, Bearden, the Company and certain of its stockholders and their spouses.
       10.7*      Second Amended and Restated Stockholders' Agreement dated as of July 8, 1998 among FSEP IV, Bearden, the Company and
                  certain of its stockholders and their spouses.
       10.8*      Stockholders Agreement dated July 8, 1998 among FSEP IV,
                  William C. Johnson ("Johnson"), The Parthenon Group, Bearden,
                  Century Airconditioning Supply, Inc. ("Century AC") and the
                  Company.
       10.9*      Registration Rights Agreement dated July 8, 1998 among FSEP
                  IV, Bearden, Century AC, the Company and certain stockholders of the Company.
       10.10*     Preferred Stock Registration Rights Agreement dated July 8,
                  1998 among FSEP IV, Bearden and the Company.
       10.11*     Preferred Stock Subscription Agreement dated July 8, 1998
                  among the Company, FSEP IV and Bearden.
       10.12*     1998 Nonqualified Stock Option Plan.
       10.13*     1997 Incentive Stock Plan.
       10.14*     Form of Nonqualified Stock Option Agreement for 1998
                  Nonqualified Stock Option Plan.
       10.15*     Form of Agreement for 1997 Incentive Stock Plan.
       10.16*     Executive Employment Agreement dated July 8, 1998 between
                  Century Maintenance Supply, Inc. and Bearden.
       10.17*     Executive Employment Agreement dated July 8, 1998 between
                  Century Maintenance Supply, Inc. and Richard E. Penick.
       10.18*     Non-competition Agreement dated July 8, 1998 among Bearden,
                  Century AC, Air Management Supply, Inc. and Century.
       21.1*      Subsidiaries of Century.
       24.1       Power of Attorney (included on the signature pages hereof).
       27.1       Financial Data Schedule.
___________________________
* Incorporated by reference to the exhibit designated by the same number in the Form S-4 filed by the Company on September 1, 1998 (File No. 333-62635).


 (b)      Current Reports on Form 8-K.

          None.

Independent Auditors' Report

Century Maintenance Supply, Inc.

We have audited the accompanying consolidated balance sheet of Century Maintenance Supply, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Maintenance Supply, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                       DELOITTE & TOUCHE LLP


Houston, Texas
March 17, 2000

                        Report of Independent Auditors

Board of Directors
Century Maintenance Supply, Inc.

We have audited the accompanying consolidated balance sheets of Century Maintenance Supply, Inc. (formerly Century Air Supply, Inc.), and subsidiaries as of December 31, 1998, and the related consolidated statements of income, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Maintenance Supply, Inc., and subsidiaries at December 31, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.




                                            ERNST & YOUNG LLP


Houston, Texas
March 12, 1999

                        Century Maintenance Supply, Inc.

                          Consolidated Balance Sheets
                                 (In Thousands)



                                                    December 31
                                                -------------------

                                                  1998       1999
                                                --------   --------
Current assets:
 Cash and cash equivalents....................  $ 3,643     $ 3,499
 Trade accounts receivable, net...............   19,302      26,087
 Inventory, net...............................   34,714      33,547
 Deferred income taxes........................      918         748
 Prepaid expenses and other current assets....    3,321       3,262
                                                -------     -------
Total current assets..........................   61,898      67,143
Goodwill, net.................................    5,350       6,367
Deferred financing costs......................    3,437       2,682
Other assets..................................      641         212
Property and equipment:
 Buildings and improvements...................      240         283
 Furniture and fixtures.......................    1,312       1,710
 Machinery and equipment......................    4,256       6,271
                                                -------     -------
                                                  5,808       8,264
 Less accumulated depreciation................   (3,267)     (4,228)
                                                -------     -------
Net property and equipment....................    2,541       4,036
                                                -------     -------
Total assets..................................  $73,867     $80,440
                                                =======     =======

See accompanying notes.

                       Century Maintenance Supply, Inc.

                       (In Thousands, except share data)

                                                                        December 31
                                                                ------------------------
                                                                    1998         1999
                                                                ----------    ----------
Current liabilities:
 Accounts payable, trade........................................  $  10,474    $  10,792
 Income taxes payable...........................................      2,280        3,590
 Accrued expenses...............................................      4,076        3,525
 Current portion of long-term debt..............................      4,600        6,100
 Dividends payable..............................................      2,547        3,005
                                                                  ---------    ---------
    Total current liabilities...................................     23,977       27,012
Long-term debt, less current portion............................     94,100       88,000
Deferred income taxes...........................................        297          318
Commitments and contingencies (see Note 4)

Redeemable exchangeable preferred stock, net $100 par value:
    Authorized shares -- 2,000,000
    Issued and outstanding shares -- 400,000 and 453,650 at
      December 31, 1998 and 1999................................     37,309       42,908

Stockholders' deficit:
 Common Stock, $0.001 par value:
    Authorized shares -- 15,000,000 issued and outstanding
      shares -- 12,443,147......................................         12           12
    Additional paid-in capital..................................     70,759       70,759
    Treasury stock, at cost.....................................       (500)      (1,225)
    Accumulated deficit.........................................   (152,087)    (147,344)
                                                                  ---------    ---------
Total stockholders' deficit.....................................    (81,816)     (77,798)
                                                                  ---------    ---------
Total liabilities and stockholders' deficit.....................  $  73,867    $  80,440
                                                                  =========    =========

See accompanying notes.

                        Century Maintenance Supply, Inc.

                       Consolidated Statements of Income
                                 (In Thousands)

                                                         Year ended December 31
                                                   ----------------------------------
                                                      1997        1998        1999
                                                   ---------    ---------   ---------
Net sales.........................................  $146,166     $200,488    $231,382
Cost of goods sold................................   105,636      145,710     167,770
                                                    --------     --------    --------
Gross profit......................................    40,530       54,778      63,612
Selling, general, and administrative expenses.....    22,264       30,198      36,458
Recapitalization expenses.........................        --        7,982          --
Stock based compensation charges..................     6,969        4,092          74
                                                    --------     --------    --------
Operating income..................................    11,297       12,506      27,080
Interest expense..................................     1,147        5,327       9,310
                                                    --------     --------    --------
Income before income taxes and minority
 interest.........................................    10,150        7,179      17,770
Provision (benefit) for income taxes:
 Current..........................................     6,457        5,475       6,779
 Deferred.........................................       (87)         (95)        191
                                                    --------     --------    --------
                                                       6,370        5,380       6,970
                                                    --------     --------    --------
Income before minority interest...................     3,780        1,799      10,800

Minority interest in earnings of subsidiaries.....       848           --          --
                                                    --------     --------    --------
Net income........................................  $  2,932     $  1,799    $ 10,800
                                                    ========     ========    ========
Pro forma information (unaudited):
 Historical income before income taxes and
   minority interest..............................  $ 10,150
 Pro forma provision for income taxes
   (unaudited)....................................     6,664
                                                    --------

Pro forma income before minority interest
   (unaudited)....................................     3,486

Minority interest in earnings of subsidiaries.....       848
                                                    --------
Pro forma net income (unaudited)..................  $  2,638
                                                    ========

See accompanying notes.

                        Century Maintenance Supply, Inc.

      Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                       (In Thousands, except share data)

                             Number of       Common     Additional   Treasury     Retained          Total
                               Shares         Stock      Paid-In      Stock       Earnings      Stockholders'
                            Outstanding                  Capital                  (Deficit)    Equity (Deficit)
                            -----------     --------   ----------   ----------   ----------   -----------------
Balances at January 1,
 1997.................       19,138,612    $      19    $     654    $      --    $  10,361     $  11,034

Issuance of common
 shares for minority
 shares at June 30,
 1997.................        3,868,188            4       10,625           --           --        10,629

Stock options
 granted..............               --           --          626           --           --           626

Contribution..........               --           --           --           --          347           347

  Net income..........               --           --           --           --        2,932         2,932
                             ----------    ---------    ---------    ---------    ---------     ---------
Balances at
 December 31, 1997....       23,006,800           23       11,905           --       13,640        25,568
                             ----------    ---------    ---------    ---------    ---------     ---------
Purchase of treasury
 stock, at cost.......               --           --           --         (500)          --          (500)

Proceeds from sale
 of common stock......        6,832,619            6       68,319           --           --        68,325

Purchase of common
 stock as part of
 recapitalization.....      (17,396,272)         (17)      (9,078)          --     (164,867)     (173,962)

Purchase of common
 stock options........               --           --         (387)          --           --          (387)

Preferred dividends...               --           --           --           --       (2,659)       (2,659)

Net income............               --           --           --           --        1,799         1,799
                             ----------    ---------    ---------    ---------    ---------     ---------

Balances at
 December 31, 1998....       12,443,147           12       70,759         (500)     (152,087)     (81,816)
                             ----------    ---------    ---------    ---------    ---------     ---------

Purchase of treasury..               --           --           --         (725)           --         (725)
 stock, at cost

Preferred dividends...               --           --           --           --        (6,057)      (6,057)

Net income............               --           --           --           --        10,800       10,800
                             ----------    ---------    ---------    ---------    ---------     ---------
Balances at December
 31, 1999.............       12,443,147    $      12    $  70,759    $  (1,225)   $(147,344)    $ (77,798)
                             ==========    =========    =========    =========    =========     =========

See accompanying notes.

                        Century Maintenance Supply, Inc.

                     Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                   Year ended December 31
                                                           -----------------------------------
                                                                1997        1998        1999
                                                          ---------   ----------    ----------
Operating activities:
 Net income.................................................  $ 2,932    $   1,799     $10,800
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Compensation expense related to stock transactions......    6,969           --          --
    Provision (benefit) for deferred income taxes...........      (87)         (95)        191
    Depreciation and amortization...........................      769        1,063       1,481
    Bad debt expense........................................      238          409         434
    Loss on sale of property and equipment..................       11           21          --
    Minority interest in earnings of subsidiaries...........      848           --          --
 Changes in operating assets and liabilities net of
  effects of acquisitions:
    Accounts receivable.....................................   (1,034)      (3,260)     (7,219)
    Inventory...............................................   (5,558)     (10,814)      1,167
    Prepaid expenses and other assets.......................     (255)      (6,212)      1,243
    Accounts payable........................................    1,270        3,113         318
    Accrued expenses........................................      (89)       1,074        (551)
    Income taxes payable....................................      290          286       1,310
                                                             --------     --------    --------
       Net cash provided by (used in) operating activities..    6,304      (12,616)      9,174
Investing activities:
 Purchases of property and equipment........................   (1,534)        (938)     (2,740)
 Cash paid for acquisition, net.............................   (8,740)          --      (1,253)
 Proceeds from sale of property and equipment...............      699           73          --
                                                             --------     --------    --------
       Net cash used in investing activities................   (9,575)        (865)     (3,993)
Financing activities:
 Net borrowings (payments) under revolving line of credit...      299       (8,800)         --
 Proceeds from long-term debt...............................    6,650      100,000          --
 Repayments of long-term debt...............................   (2,350)     (11,347)     (4,600)
 Purchase of stock options, net of compensation expense.....       --         (388)         --
 Sale of common stock.......................................       --       68,326          --
 Sale of preferred stock, net...............................       --       37,197          --
 Repurchase of stock........................................       --     (174,463)       (725)
 Capital contributions......................................      347           --          --
                                                             --------     --------    --------
       Net cash provided by (used in) financing activities..    4,946       10,525      (5,325)
                                                             --------     --------    --------
Net increase (decrease) in cash.............................    1,675       (2,956)       (144)
Cash and cash equivalents at beginning of year..............    4,924        6,599       3,643
                                                             --------     --------    --------
Cash and cash equivalents at end of year....................  $ 6,599    $   3,643     $ 3,499
                                                             ========     ========    ========

See accompanying notes.

                       Century Maintenance Supply, Inc.

                  Notes to Consolidated Financial Statements
             For the Years Ended December 31, 1999, 1998 and 1997

1.  Summary of Significant Accounting Policies

Description of Business

Century Maintenance Supply, Inc. (the "Company" or "CMS") distributes general maintenance supplies, air conditioning and heating equipment and parts to apartment complexes throughout the United States.

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

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Inventories

Inventories consist wholly of finished goods and are stated at cost, applied on the first-in, first-out method of pricing, which is not in excess of market. The Company periodically evaluates its reserve for obsolescence and the reserve was $354,000 and $204,000 at December 31, 1998 and 1999, respectively.

Allowance for Doubtful Accounts

The Company periodically evaluates the creditworthiness of its customers. The Company's allowance for doubtful accounts is based on current market conditions and losses on uncollectible accounts have consistently been within management's expectations. The allowance for doubtful accounts was $755,940, $996,968, and $1,193,003 at December 31, 1997, 1998, and 1999 respectively. Net writeoffs of uncollectible accounts were $35,024, $154,520 and $237,843 for the years ended December 31, 1997, 1998 and 1999, respectively.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred, and renewals and improvements are capitalized. The cost of property and equipment sold or otherwise retired and the accumulated depreciation applicable thereto are eliminated from the accounts, and the resulting profit or loss is reflected in operations.

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method. The estimated useful lives of property and equipment are as follows:

Leasehold improvements                                  3-10 years
Furniture and fixtures                                  5-7 years
Machinery and equipment                                 3-8 years

Depreciation expense was $669,308, $875,235, and $1,245,268 for 1997, 1998, and
1999, respectively.

Intangible Assets

Intangible assets consist primarily of goodwill associated with businesses acquired in 1997 and 1999. Goodwill is amortized on a straight-line basis over 30 years. Amortization expense was $100,000, $187,944 and $235,419 for 1997, 1998, and 1999, respectively, and accumulated amortization was $287,944 and $523,363 at December 31, 1998 and 1999, respectively.

                       Century Maintenance Supply, Inc.

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

Statement of Cash Flows

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

                                  1997          1998          1999
                               -----------   -----------   -----------
Supplemental information:
     Interest paid...........  $ 1,338,000   $ 4,431,000   $ 9,310,000
                               ===========   ===========   ===========
     Taxes paid..............  $ 4,335,000   $ 4,649,000   $ 6,800,000
                               ===========   ===========   ===========

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was approximately $416,000, $660,000, and $381,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values due to the short-term maturities of these instruments.

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

New Accounting Standard

In 1999, the Financial Accounting Standards Board ("FASB") issued SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS 137 defers the effective date

                       Century Maintenance Supply, Inc.

of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to January 1, 2001. The Company is currently reviewing SFAS 133 and plans to adopt SFAS 133 as of January 1, 2001, and has yet to quantify the effects of adoption on its financial statements.

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

Sales to and purchases from CAC amounted to $1,178,546 and $908,862 for 1997, $1,191,328 and $1,453,420 for 1998, and $141,953 and $754,998 for 1999,
respectively.   Management and administrative fee income charged to CAC amounted to $284,746, $294,400, and $0  for 1997, 1998, and 1999, respectively.  The
Company had lease expense to related parties amounting to $567,180 for 1998 and $848,208 for 1999.

The Company paid interest on long-term debt of approximately $210,000, $635,000, and $0 to an officer and former majority stockholder in 1997, 1998, and 1999, respectively.

The Company paid interest on long-term debt of approximately $253,000 and $329,000 to an employee and former owner of Nationwide Apartment Supply, Inc., and Fairview Wholesale Supply, Inc. (collectively, "Nationwide"), in 1997 and 1998, respectively. No such payments were made in 1999.

3.  Long-Term Debt and Notes Payable

Long-term debt consisted of the following:

                                            December 31
                                        1998           1999
                                    ------------   ------------

Long-term debt:
    Tranche A Facility (see below).. $39,000,000    $35,000,000
    Tranche B Facility (see below)..  59,700,000     59,100,000
                                     -----------    -----------
                                      98,700,000     94,100,000
Less current portion................   4,600,000      6,100,000
                                     -----------    -----------
                                     $94,100,000    $88,000,000
                                     ===========    ===========

On July 8, 1998, as part of the Recapitalization, the Company entered into a new credit facility, providing for $100.0 million of secured term loan facilities and a $25.0 million revolving loan facility (the "Revolving Credit Facility"). The term loan facility consists of a $40.0 million Tranche A Term Facility and a $60.0 million Tranche B Term Facility (collectively called the "Term Loan Facility"). The Term Loan Facility will amortize over a five-year period for the Tranche A Term Facility and a seven-year period for the Tranche B Term Facility, and the Revolving Credit Facility will mature on July 8, 2003. The payments increase over the amortization periods. The interest rate under the new credit facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and the Eurodollar rate plus 2.75% or a base rate plus 1.75% (for the Tranche B Term Facility) per annum. As of December 31, 1999 the effective rate was 8.6875% and 8.9375% for the Tranche A facility and Tranche B Term facility, respectively. If the Company

                       Century Maintenance Supply, Inc.

achieves certain performance goals, rates under the Tranche A Term Facility and the Revolving Facility will be reduced. A commitment fee of 0.5% per annum will be charged on the unused portion of the new Revolving Credit Facility. The Company has paid commitment fees of $61,111 and $116,257 in 1998 and 1999, respectively.

The new credit facility contains certain non-financial and financial covenants. The Company incurred approximately $4,552,000 of costs as part of obtaining the new credit facility which have been recorded as deferred financing costs. The Company amortizes the costs over the average life of the new credit facility. The Company recognized amortization of $360,961 and $754,348 as interest expense in December 31, 1998 and 1999, respectively.

Effective September 30, 1998, the Company entered into two three-year interest swap agreements to reduce a portion of its interest rate exposure on its new credit facility. Under the terms of the first agreement, the Company pays 8.81% on notional principal of $18,000,000 and receives LIBOR plus 2.75% on the notional balance. Under the terms of the second agreement, the Company pays 8.54% on a notional balance of $20,000,000 which declines to $13,000,000 in 2001, and receives LIBOR plus 2.5% on the notional balance. The Company recognized interest expense of $92,000 through December 31, 1998 related to the interest rate swap agreements. At December 31, 1998, the fair value of the interest rate swaps under the first agreement and the second agreement was $284,474 and $181,248, respectively.


Maturities of long-term debt at December 31, 1999 are summarized as follows:

2000.................................................     $ 6,100,000
2001.................................................      10,100,000
2002.................................................      13,600,000
2003.................................................      18,800,000
2004.................................................      28,500,000
Thereafter...........................................      17,000,000
                                                          -----------
                                                          $94,100,000
                                                          ===========

4.  Commitments and Contingencies

The Company leases store and distribution center facilities in 36 locations under operating leases that expire over the next five years. The Company also leases vehicles under operating leases.

Future minimum payments under these operating leases are as follows:

              Year ending December 31

              2000.......................   $ 3,817,695
              2001.......................     3,651,308
              2002.......................     2,901,099
              2003.......................     1,779,419
              2004.......................       308,865
              Thereafter.................            --
                                            -----------
                                            $12,458,386
                                            ===========

                       Century Maintenance Supply, Inc.

Rental expenses for 1997, 1998, and 1999 were $2,556,757, $3,672,009, and
$4,903,166, respectively.

The Company is party to lawsuits and other proceedings incidental to its business. While the results of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect that ultimate liabilities, if any, will have a material adverse effect on the financial position, results of operations of the Company, or cash flow.


5.  Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 1997, 1998, and 1999 consisted of the following:

                               1997           1998          1999
                            ----------     ----------     ----------
Current:
   Federal................  $5,729,375     $4,800,962     $5,176,897
   State..................     727,272        674,434      1,601,980
                            ----------     ----------     ----------
                             6,456,647      5,475,396      6,778,877
Deferred:
   Federal................    (121,725)       (60,253)       169,429
   State..................      34,536        (34,942)        21,308
                            ----------     ----------     ----------
                               (87,189)       (95,195)       190,737
                            ----------     ----------     ----------
                            $6,369,458     $5,380,201     $6,969,614
                            ==========     ==========     ==========

The differences between income taxes computed at the federal statutory income tax rate and the provision for income taxes for the years ended December 31, 1997, 1998, and 1999 are as follows:

                                                       1997           1998          1999
                                                   -----------     ----------     ----------
Income tax computed at federal statutory
  income tax rate.................................  $3,552,400     $2,580,856     $6,219,500
State income taxes, net of federal benefit........     514,950        424,590        516,307
Nontaxable income due to S-corporation status.....    (356,270)            --             --
Nondeductible compensation expense................   2,439,262             --             --
Nondeductible recapitalization expenses...........          --      2,423,867             --
Amortization of nondeductible goodwill............      35,000         65,780         82,397
Nondeductible portion of business meals
  and entertainment...............................      29,341         42,897         42,194
Stock option redemption...........................          --       (135,623)            --
Other.............................................     154,775        (22,166)       109,216
                                                    ----------     ----------     ----------
Provision for income taxes........................  $6,369,458     $5,380,201     $6,969,614
                                                    ==========     ==========     ==========

Deferred tax assets and liabilities as of December 31, 1998 and 1999 comprised the following:

                       Century Maintenance Supply, Inc.

                                             1998         1999
                                          ---------    ---------
Deferred tax assets:
   Bad debt allowances.................   $ 418,204    $ 470,856
   Accrued bonuses.....................     132,580       35,641
   Accrued franchise taxes.............     216,772      237,592
   Inventory and sales return reserves.     143,877      139,717
   Net operating loss carryforwards....      53,463           --
   Other...............................       2,849        2,904
                                           --------     --------
Total deferred tax assets..............     967,745      886,710
Deferred tax liabilities:
   Depreciation expense................    (222,304)    (317,719)
   Inventory basis.....................    (123,961)    (120,378)
   Other...............................        (556)     (18,426)
                                           --------     --------
Total deferred tax liabilities.........    (346,821)    (456,523)
                                           --------     --------
Net deferred tax assets................   $ 620,924    $ 430,187
                                           ========     ========


6.  Pro Forma Provision for Income Taxes 1997 (Unaudited)

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

                       Century Maintenance Supply, Inc.

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

                                                                         Adjustments
                                    CMS       Add:  SA/A   Less:  Air        (1)         Combined
                                -----------   ----------   -----------   ------------   -----------
Year ended December 31,
 1997

 Sales (2)..................... $144,640,182  $ 7,703,681   $ 5,488,875    $ (689,279)  $146,165,709
 Income (loss) before taxes
  and minority interest........ $ 8,732,486   $1,017,915    $  (399,312)   $        --  $ 10,149,713
 Net income (loss)............. $ 1,676,640   $1,017,915    $  (237,519)   $        --  $  2,932,074

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

                       Century Maintenance Supply, Inc.

either distributions or contributions. Also, a net deferred tax asset of $36,300 was recorded on July 1, 1997 as part of the acquisition.

On July 11, 1997, the Company acquired all of the issued and outstanding common stock of Nationwide for approximately $9,160,000. The seller also received 322,045 options to purchase common stock of the Company at $3.04 per share. The acquisition was accounted for using the purchase method of accounting and resulted in goodwill of approximately $5,787,000. The following unaudited pro forma results of operations have been prepared assuming the acquisition had occurred as of the beginning of 1997. Those results are not necessarily indicative of results of the future operations nor of results that would have occurred had the acquisition been consummated as of the beginning of 1997.

                                                               Year ended
                                                              December 31,
                                                                  1997
                                                            ---------------
Net sales...................................................   $166,011,000

Net income..................................................   $  4,028,000

9.  Stockholders' Equity

Effective March 29, 1998, the Company repurchased 193,170 shares of common stock from a stockholder for $500,000 and effective June 1, 1999, repurchased 90,634 shares from a stockholder for $725,072. These shares have been placed in treasury stock.

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

                       Century Maintenance Supply, Inc.

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

On July 9, 1998, under the 1998 Nonqualified Stock Option Plan, the Company granted a primary shareholder 180,000 non-qualified stock options to purchase common stock of the Company with an exercise price of $10.00 per common share with an expiration date of seven years after the grant date. The stock options become exercisable over a three-year period based on the Company meeting certain financial goals each year or on a cumulative basis over the three-year period as set forth in the stock option agreement. None of these options have vested as of December 31, 1999. The grant is being recorded using variable plan accounting and as of December 31, 1999, no compensation expense has been recorded.

In connection with the Recapitalization, the Company granted to a new director of the Company 50,000 non-qualified stock options to purchase common stock of the Company. The stock options have an exercise price of $10.00 per common share with an expiration of 7 years after the grant date and are fully vested and exercisable.

The weighted average remaining contractual life of all outstanding options at December 31, 1997, 1998 and 1999 was 2.5, 6 and 5 years, respectively. Changes in the outstanding options granted pursuant to the Stock Option Plan are summarized in the table below:

                                                          Weighted
                                                           Average
                                                          Exercise        Weighted
                                                           Price        Average Fair
                                           Number of        Per           Value Per
                                             Shares        Share            Share
                                         -----------    -----------     -------------
Outstanding at December 31, 1996.......        --           $  --           $  --
Granted July 1, 1997...................      620,333        $ 1.74          $1.12
Granted July 11, 1997..................      322,095        $ 3.04          $1.12

                       Century Maintenance Supply, Inc.

                                                              Weighted
                                                                     Average           Weighted
                                                                   Exercise Price    Average Fair
                                                Number of               Per           Value Per
                                                 Shares                Share            Share
                                                -----------        -----------       -----------
Outstanding at December 31, 1997.............       942,428        $      2.18         $     1.12
     Repurchased July 8, 1998................      (545,146)       $      2.13                 --
     Granted July 9, 1998....................       692,000        $     10.00         $     2.27
     Granted July 9, 1998....................        50,000        $     10.00         $     2.27
     Granted July 9, 1998....................       180,000        $     10.00         $     2.27
                                                -----------        -----------         ----------

Outstanding at December 31, 1998.............     1,319,282        $      7.67         $     1.92
     Repurchased June 1, 1999................       (11,503)       $      1.74                 --
     Forfeitures - 1999......................      (154,095)       $      9.08         $     1.74
                                                -----------        -----------         ----------
Outstanding at December 31, 1999.............     1,153,684        $      7.54         $     1.90
                                                ===========        ===========         ==========

The following summarizes information related to stock options outstanding at December 31, 1999:


                                              Options Outstanding                        Options Exercisable
                             -------------------------------------------------     ------------------------------
                                                                    Weighted                            Options
                                                Weighted             Average                            Weighted
                                                Average             Remaining                           Average
                                                Exercise           Contractual                          Exercise
Range of Exercise Prices     Options             Price                Life             Options            Price
------------------------     --------          ----------        -------------         -------         ---------
$  10.00 - $10.00.......      785,000             $10.00            5.5 years          96,250             $10.00
$   1.74 - $ 3.04.......      368,684             $ 2.31             .5 years         338,684             $ 2.31
                            ---------                                                 -------
$   1.74 - $10.00.......    1,153,684             $ 7.54            5.0 years         434,934             $ 3.90
                            =========                                                 =======

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for stock-based compensation arrangements.

Pro forma information regarding net income per share is required by FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using the minimum value option pricing model using the following assumptions: risk-free interest rate of 5.8% and 5.2%, a dividend yield of 0% and 0%, and expected life of 1.5 years and 5 years for 1997 and 1998, respectively. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company's pro forma information for the years ended December 31, 1997, 1998 and 1999, as if the Company had accounted for its employee stock options granted under the fair value method prescribed by FAS 123, follows:

                                     Year ended December 31
                            -------------------------------------------
                                1997           1998         1999
                            -----------    ----------   ---------------
Net income as reported....   $2,932,074    $1,799,273    10,800,486
-----------------------------------------------------------------------

                       Century Maintenance Supply, Inc.


Pro forma net income....     $2,876,614    $1,698,048      $10,800,486

The 322,095 stock options granted on July 11, 1997 were part of the consideration for the acquisition of Nationwide (see Note 8). The minimum value method resulted in no additional purchase consideration using the same assumptions noted above.

11.  Profit Sharing Plan and Defined Contribution Plan

CAC sponsors a noncontributory, defined contribution profit sharing plan for the benefit of all eligible employees (as defined in the plan agreement), in which subsidiaries participate. The annual contribution to the plan is determined at the discretion of the Board. For the years ended December 31, 1997, 1998, and 1999, the Company made no contribution to the plan.

The Company sponsors a 401(k) savings and retirement plan which is open to all employees who have attained age 21 and who have completed one full year of service. Each employee may contribute a minimum of 2%, up to a maximum of 15%, of basic compensation. The Company matches contributions at a rate of 50% for contributions by the employee up to 8% of an employee's compensation. The Company contributed approximately $297,000, $403,000 and $447,247 in 1997, 1998 and 1999, respectively, as matching funds to the plan. No discretionary, lump-sum contributions were made in 1997, 1998 and 1999.

                                   SIGNATURE

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTURY MAINTENANCE SUPPLY, INC.



March 29, 2000                By: /s/ Richard E. Penick
                                  ---------------------
                                      Richard E. Penick
                                      Chief Financial Officer, Vice President
                                      and Assistant Secretary

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard E. Penick his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                       Title                                    Date

/s/ Dennis C. Bearden            Chief Executive Officer                             March 29, 2000
---------------------------      and Director (Principal Executive Officer)
Dennis C. Bearden

/s/ Richard E. Penick            Chief Financial Officer and Director                March 29, 2000
---------------------------      (Principal Financial and Accounting
Richard E. Penick                Officer)


/s/ Mark J. Doran                Director                                            March 29, 2000
---------------------------
Mark J. Doran

/s/ William C. Johnson           Director                                            March 29, 2000
----------------------------
William C. Johnson

/s/ Jon D. Ralph                 Director                                            March 29, 2000
---------------------------
Jon D. Ralph

/s/ J. Frederick Simmons         Director                                            March 29, 2000
---------------------------
J. Frederick Simmons

/s/ Ronald P. Spogli             Director                                            March 29, 2000
---------------------------
Ronald P. Spogli

Supplemental Information to be Furnished With Reports filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

                   Supplemental Information to be Furnished
                 With Reports Filed Pursuant to Section 15(d)
                   of the Act by Registrants Which Have Not
        Registered Securities Pursuant to Section 12 of the Act

     Other than this Report on Form 10-K, no other annual report and no proxy materials have been sent or will be furnished to the Company's security holders.