Form 10-Q
period 2000-03-31
CENTURY MAINTENANCE SUPPLY INC
filed 2000-05-15
CIK 1068617

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                   Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period from __________ to __________

                       Commission file number 333-62635

                              ___________________

                       CENTURY MAINTENANCE SUPPLY, INC.
            (Exact name of registrant as specified in its charter)

                              ___________________

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

Yes [X] No [_]

     The number of shares of Common Stock, $0.001 par value, outstanding (the only class of common stock of the Company outstanding) was 12,061,639 on May 15, 2000.

===============================================================================

               CENTURY MAINTENANCE SUPPLY, INC. AND SUBSIDIARIES

                         Quarter Ended March 31, 2000

                               TABLE OF CONTENTS


                                                                                                         Page
                                                                                                         ----
PART I.        FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements of Century Maintenance Supply, Inc.
          and Subsidiaries (Unaudited)

          Condensed Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000............    2

          Condensed Consolidated Statements of Income for the Three Months Ended
          March 31, 1999 and March 31, 2000...........................................................    4

          Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the
          Three Months Ended March 31, 2000...........................................................    5

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended
          March 31, 1999 and March 31, 2000...........................................................    6

          Notes to Condensed Consolidated Financial Statements (Unaudited)............................    7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......   11

Item 3.   Quantitative and Qualitative Disclosure About Market Risk...................................   16


PART II.       OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................................   17
Item 2.   Changes in Securities.......................................................................   17
Item 3.   Defaults Upon Senior Securities.............................................................   17
Item 4.   Submission of Matters to a Vote of Security Holders.........................................   17
Item 5.   Other Information...........................................................................   17
Item 6.   Exhibits and Reports on Form 8-K............................................................   17

SIGNATURE.............................................................................................   18

                         PART I  FINANCIAL INFORMATION

  ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CENTURY
           MAINTENANCE SUPPLY, INC. AND SUBSIDIARIES (UNAUDITED)

               Century Maintenance Supply, Inc. and Subsidiaries

                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                          December 31,      March 31,
                                                             1999             2000
                                                         -------------  -------------
                                                                         (Unaudited)
Assets
Current assets:
    Cash and cash equivalents........................      $    3,499    $      199
    Trade accounts receivable, net...................          26,087        26,504
    Inventory, net...................................          33,547        42,392
    Deferred income taxes............................             748           748
    Prepaid expenses and other current assets........           3,262         3,827
                                                           ----------    ----------
Total current assets.................................          67,143        73,670
Goodwill, net........................................           6,367         6,305
Deferred financing costs.............................           2,682         2,494
Other assets.........................................             212           212

Property and equipment...............................           8,264         8,559
    Less accumulated depreciation....................          (4,228)       (4,495)
                                                           ----------    ----------
Net property and equipment...........................           4,036         4,064
                                                           ----------    ----------
Total assets.........................................      $   80,440    $   86,745
                                                           ==========    ==========

See accompanying notes.

                                  (continued)

               Century Maintenance Supply, Inc. and Subsidiaries

                       (In thousands, except share data)


                                                                            December 31,           March 31,
                                                                                1999                 2000
                                                                            ------------          ----------
                                                                                                  (Unaudited)
Current liabilities:
    Accounts payable....................................................    $     10,792          $   19,082
    Income taxes payable................................................           3,590               1,031
    Accrued expenses....................................................           3,525               3,595
    Current portion of long-term debt...................................           6,100               6,850
    Dividends payable...................................................           3,005               1,598
                                                                            ------------          ----------
Total current liabilities...............................................          27,012              32,156
Long-term debt, less current portion....................................          88,000              86,100
Deferred income taxes...................................................             318                 318

Redeemable exchangeable preferred stock, net $100 par value;
    2,000,000 shares authorized; 453,650 shares issued and outstanding at December 31, 1999 and 483,702 shares issued and outstanding at
    March 31, 2000......................................................          42,908              45,971

Stockholders' deficit:
    Common Stock, $0.001 par value; 15,000,000 shares authorized;.......              12                  12
     12,443,147 shares issued and outstanding at December 31, 1999 and
     March 31, 2000.....................................................
        Additional paid-in capital......................................          70,759              70,759
        Treasury stock, at cost.........................................          (1,225)             (1,811)
        Accumulated deficit.............................................        (147,344)           (146,760)
                                                                            ------------          ----------
Total stockholders' deficit.............................................         (77,798)            (77,800)
                                                                            ------------          ----------
Total liabilities and stockholders' deficit.............................    $     80,440          $   86,745
                                                                            ============          ==========

See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

                  Condensed Consolidated Statements of Income
                                (In thousands)

                                                                              Three months ended
                                                                                   March 31,
                                                                         ----------------------------
                                                                             1999             2000
                                                                         ------------     -----------
                                                                           (Unaudited)
Net sales...................................................             $     46,798     $    55,998
Cost of goods sold..........................................                   33,472          40,157
                                                                         ------------     -----------
Gross profit................................................                   13,326          15,841
Selling, general, and administrative expenses...............                    8,349           9,831
                                                                         ------------     -----------
Operating income............................................                    4,977           6,010
Interest expense............................................                    2,277           2,396
                                                                         ------------     -----------
Income before income taxes..................................                    2,700           3,614
Provision for income taxes..................................                    1,034           1,374
                                                                         ------------     -----------
Net income..................................................             $      1,666     $     2,240
                                                                         ============     ===========

See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

 Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                   For the Three Months Ended March 31, 2000
                       (In thousands, except share data)

                                          Number of                                                         Total
                                        Shares Issued                 Additional              Retained   Stockholders'
                                             and            Common     Paid-In    Treasury    Earnings      Equity
                                         Outstanding        Stock      Capital      Stock     (Deficit)    (Deficit)
                                       ----------------    --------  -----------  ---------  ---------   -------------
Balances at                                  12,443,147    $     12  $    70,759  $  (1,225) $ (147,344)  $   (77,798)
December 31, 1999................

Purchase of treasury
  stock at cost (unaudited)......                    --          --           --       (586)         --          (586)

Preferred dividends
  accrued (unaudited)............                    --          --           --         --      (1,656)       (1,656)

Net income (unaudited)...........                    --          --           --         --       2,240         2,240
                                       ----------------    --------  -----------  ---------  ----------  ------------
Balances at
 March 31, 2000 (unaudited)......            12,443,147    $     12  $    70,759  $  (1,811) $ (146,760)  $   (77,800)
                                       ================    ========  ===========  =========  ==========  ============

See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                       -----------------------------
                                                                                         1999               2000
                                                                                       -----------       -----------
                                                                                                (Unaudited)
Operating activities:
 Net income......................................................................      $      1,666       $    2,240
 Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization.................................................               310              345
   Bad debt expense..............................................................                90              156
 Changes in operating assets and liabilities net of effects of acquisitions:
   Accounts receivable...........................................................            (1,521)            (573)
   Inventory.....................................................................            (3,016)          (8,845)
   Prepaid expenses and other assets.............................................               224             (376)
   Accounts payable..............................................................             1,512            8,290
   Accrued expenses..............................................................               327               70
   Income taxes payable..........................................................            (1,757)          (2,559)
                                                                                       ------------       ----------
      Net cash used in operating activities......................................            (2,165)          (1,252)
Investing activities:
  Purchases of property and equipment............................................            (1,177)            (312)
Financing activities:
  Net borrowings under revolving line of credit..................................             5,000               --
  Repayments of long-term debt...................................................            (1,150)          (1,150)
  Repurchase of common stock.....................................................                --             (586)
                                                                                       ------------       ----------
      Net cash provided by (used in) financing activities........................             3,850           (1,736)
                                                                                       ------------       ----------
Net increase (decrease) in cash..................................................               508           (3,300)
Cash and cash equivalents at beginning of period.................................             3,643            3,499
                                                                                       ------------       ----------
Cash and cash equivalents at end of period.......................................      $      4,151       $      199
                                                                                       ============       ==========

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

          The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by generally accepted accounting principles for complete financial statements. The Company's condensed consolidated balance sheet at March 31, 2000 and the condensed consolidated statements of operations, changes in stockholders' equity, and cash flows for the interim periods ended March 31, 1999 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999.

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

     . Pursuant to the merger, the Company applied the proceeds of the Equity Investment of $68,326,190, proceeds of the secured term loan facilities of $100,000,000 and the proceeds of the Preferred Stock of $40,000,000 to convert 7,561,355 shares of the Company held by the primary shareholder (Dennis C. Bearden) and the Management Owners (certain management employees of the Company) (collectively, the "Continuing Shareholders") and 236,950 options into cash of approximately $178,300,000, and paid certain costs and expenses associated with the Recapitalization which totaled approximately $14,280,000. Of the approximately $14,280,000 of costs and expenses, approximately $8,702,000 was expensed through September 30, 1998 and the remainder, which related to the Preferred Stock and the credit facility, was offset against proceeds or capitalized as deferred financing costs (see below). The purchase of the options to purchase shares of common stock from employees resulted in a compensation charge of approximately $4,092,000.

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

4. Stockholders' Equity

          Effective January 14, 2000, the Company repurchased 97,727 shares of common stock from a stockholder for $586,362. These shares have been placed in treasury.

          On July 1, 1997, the Company granted 620,033 non-qualified, fully vested stock options to purchase common stock, with an exercise price of $1.74 per common share and with an expiration date of three years after the date of grant. On July 11, 1997, the Company granted 322,095 non-qualified, fully vested stock options to purchase common stock, with an exercise price of $3.04 per common share and with an expiration date of three years after the date of grant.

          In connection with the Recapitalization, the Company adopted the 1998 Nonqualified Stock Option Plan, pursuant to which options may be granted to eligible employees of the Company for the purchase of an aggregate of 1,642,500 shares of common stock of the Company. The 1998 Nonqualified Stock Option Plan is administered by the Board of Directors (the "Board"). On July 9, 1998, the Company granted 692,000 non-qualified stock options to purchase common stock with an exercise price of $10.00 per common share with an expiration date of seven years after the date of grant. The stock options granted become exercisable over a four-year period based on the Company meeting certain financial goals each year or on a cumulative basis over the four-year period as set forth in the stock option agreement. The grant is being recorded using variable plan accounting and as of March 31, 2000, no compensation expense has been recorded.

          In connection with the Recapitalization, the Company granted to a new director of the Company 50,000 non-qualified stock options to purchase common stock of the Company. The stock options have an exercise price of $10.00 per common share with an expiration of seven years after the grant date and are fully vested and exercisable.

          In connection with the Recapitalization, the Company granted a primary shareholder 180,000 non-qualified stock options to purchase common stock of the Company with an exercise price of $10.00 per common share with an expiration of seven years after the grant date. The stock options become exercisable over a three-year period based on the Company meeting certain financial goals each year or on a cumulative basis over the three-year period as set forth in the stock option agreement. The grant is being recorded using variable plan accounting and as of March 31, 2000, no compensation expense has been recorded.

5. Preferred Stock

          As part of the Recapitalization the Company sold $40.0 million of 13 1/4% Senior Exchangeable PIK (Payment-in-kind) Preferred Stock of which $12.0 million was sold to affiliates of the Company. The preferred stock is due in 2010 with an aggregate liquidation preference of $40.0 million or $100 per share. Dividends are payable semi-annually in cash, except that on each dividend payment date on or prior to July 1, 2003, dividends may be paid, at the Company's option, by issuance of additional shares of preferred stock. The Company's credit facility currently prohibits the payment of cash dividends on the preferred stock. The preferred stock is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends, on July 1, 2010. The Company may redeem the preferred stock in accordance with certain redemption provisions at a date earlier than July 1, 2010. If the Company elects to redeem the preferred stock on or before July 1, 2003 the redemption price will be 113.25% of the liquidation preference price of $100 per share. Holders of preferred stock have no voting rights. On January 1, 1999, the Company issued 25,469 shares of additional preferred stock as payment-in-kind for dividends on the Company's existing preferred stock. On July 1, 1999, the Company issued 28,187 shares of additional preferred stock as payment-in-kind for dividends on the Company's existing preferred stock. On January 1, 2000, the Company issued 30,052 shares of additional preferred stock as payment-in-kind for dividends on the Company's existing preferred stock.

          At any time, the Company may, at its option, exchange all of the shares of preferred stock then outstanding for exchange debentures in a principal amount equal to the liquidation preference of the shares being exchanged. The exchange debentures would have interest of 13 1/4% and would be due in 2010. The Company's credit facility currently prohibits the Company from exchanging the preferred stock. The Company incurred $2,803,000 of costs as part of the sale of the preferred stock which has been offset against the proceeds. For the three months ended March 31, 2000 the Company has accreted $58,387 to retained earnings as part of dividends accrued.

6. Credit Facility

          On July 8, 1998, as part of the Recapitalization, the Company entered into a credit facility, providing for $100.0 million of secured term loan facilities and a $25.0 million revolving loan facility (the "Revolving Credit Facility"). The term loan facility consists of a $40.0 million Tranche A Term Facility and a $60.0 million Tranche B Term Facility (collectively called the "Term Loan Facility"). The Term Loan Facility will amortize over a five-year period for the Tranche A Term Facility and a seven-year period for the Tranche B Term Facility, and the Revolving Credit Facility will mature on July 8, 2003. The interest rate under the Credit Facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 2.75% (for the Tranche B Term Facility) per annum or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 1.75% (for the Tranche B Term Facility) per annum. If the Company achieves certain performance goals, rates under the Tranche A Term Facility and the Revolving Credit Facility will be reduced. A commitment fee of 0.5% per annum will be charged on the unused portion of the new Revolving Credit Facility.

          The credit facility contains certain non-financial and financial covenants. The Company incurred $4,552,000 of costs as part of obtaining the credit facility which have been recorded as deferred financing costs. The Company amortizes the costs over the average life of the credit facility. For the three-month period ended March 31, 2000 the Company recognized amortization expense of $188,587.

          Effective September 30, 1998, the Company entered into two three-year interest rate swap agreements to reduce a portion of its interest rate exposure on its credit facility. Under the terms of the first agreement, the Company pays 8.81% on notional principal of $29,925,000 and receives LIBOR plus 2.75% on the notional balance. Under the terms of the second agreement, the Company pays 8.54% on a notional balance of $20,000,000, which declines to $13,000,000 in 2001, and receives LIBOR plus 2.5% on the notional balance.

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

General

          Century has grown through a combination of increasing sales at its existing distribution centers, by opening new distribution centers and through the acquisitions of Nationwide Apartment Supply, Inc. in July 1997 (the "Nationwide Acquisition") and Champion Blind and Drapery, Inc. in April 1999 (the "Champion Acquisition"). As part of its strategy of expanding into new geographic markets, the Company opened 22 new distribution centers from 1994 through the quarter ended March 31, 2000. Historically, a typical center breaks even within three years of opening, and operating margins continue to improve as the center's revenue grows. The Nationwide Acquisition added 11 distribution centers principally in the midwestern United States, three of which were consolidated into existing Century centers.

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

                                                          Three Months Ended
                                                             (unaudited)
                                                       ----------------------
                                                         March 31,  March 31,
                                                           1999       2000
                                                       -----------  ---------
                                                       (dollars in thousands)

Net sales..........................................    $    46,798  $  55,998

Cost of goods sold.................................         33,472     40,157
                                                       -----------  ---------
  Gross profit.....................................         13,326     15,841

Selling, general and administrative expenses.......          8,349      9,831
                                                       -----------  ---------
  Total operating expenses.........................          8,349      9,831
                                                       -----------  ---------
Operating income...................................          4,977      6,010

Interest expense...................................          2,277      2,396
                                                       -----------  ---------
Income before income taxes.........................          2,700      3,614

Provision for income taxes.........................          1,034      1,374
                                                       -----------  ---------
Net income.........................................    $     1,666  $   2,240
                                                       ===========  =========

                                                         Three Months Ended
                                                             (unaudited)
                                                      ------------------------
                                                        March 31,    March 31,

                                                         1999          2000
                                                      ----------   -----------
Net sales..........................................       100.0%        100.0%

Cost of goods sold.................................        71.5          71.7
                                                      ---------    ----------
   Gross profit....................................        28.5          28.3

Selling, general and administrative expenses.......        17.8          17.6
                                                      ---------    ----------
  Total operating expenses.........................        17.8          17.6
                                                      ---------    ----------
Operating income...................................        10.7          10.7

Interest expense...................................         4.9           4.2
                                                      ---------    ----------
Income before income taxes.........................         5.8           6.5

Provision for income taxes.........................         2.2           2.5
                                                      ---------    ----------
Net income.........................................         3.6%          4.0%
                                                      =========    ==========

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

          Net sales for the quarter ended March 31, 2000 were $56 million, an increase of $9.2 million or 19.6% over the quarter ended March 31, 1999. This increase in net sales was primarily due to comparable center growth of 16.2%, the opening of new distribution centers in Milwaukee and Philadelphia and the Champion Acquisition.

          The Company's gross profit for the quarter ended March 31, 2000 was $15.8 million, an increase of $2.5 million or 18.9% over the quarter ended March 31, 1999 primarily due to the increase in net sales discussed above. As a percentage of net sales, the Company's gross profit decreased to 28.3% for the quarter ended March 31, 2000 from 28.5% for the quarter ended March 31, 1999.

          Selling, general and administrative expense, consisting primarily of payroll, occupancy and vehicle expenses, totaled $9.8 million for the quarter ended March 31, 2000, an increase of $1.5 million or 17.8% over the quarter ended March 31, 1999. As a percentage of net sales, selling, general and administrative expense decreased to 17.6% for the quarter ended March 31, 2000 from 17.8% in the quarter ended March 31, 1999. This decrease was primarily attributable to the leveraging of costs due to the increase in sales.

          Interest expense for the quarter ended March 31, 2000 was $2.4 million, an increase of $.1 million or .5% from the quarter ended March 31, 1999, primarily due to an increase in market interest rates.

Liquidity and Capital Resources

          The Company's primary capital requirements have been the funding of its continued distribution center expansion program, inventory requirements and the development and implementation of customized information systems. From 1996 to the quarter ended March 31, 2000 the Company opened 13 new distribution centers. The Company has financed its growth through a combination of internally generated funds and borrowings.

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

          In the first three months of 2000, net cash used by operating activities was $1.3 million, decreasing from $2.2 million of net cash used in the first three months of 1999. Net cash used by investing activities in the first three months of 2000 was $.3 million, decreasing from $1.2 million of net cash used in the first three months of 1999 and was due to a decrease in capital expenditures. Net cash used in financing activities in the first three months of 2000 was $1.7 million, decreasing from net cash provided of $3.9 million in the first three months of 1999 primarily due to the net proceeds from the revolving credit facility received in the first three months of 1999.

          The Company currently anticipates that its capital expenditures, excluding potential acquisitions, for 2000 and 2001 will be approximately $2.0 for each year. Inventories were $42.4 million as of March 31, 2000 and $33.5 million at December 31, 1999. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same day or next day filling of most orders. The Company anticipates that its inventory levels will continue to increase primarily to support higher sales volumes and new center openings. Trade accounts receivable, net of allowances were $26.5 million at March 31, 2000 and $26.1 million at December 31, 1999. The Company generally offers 30-day credit terms to its customers. The Company's working capital requirements are typically higher in the second and third quarters to meet seasonal demand. This is due primarily to the fact that more people move during the summer months when school is out, causing apartment managers to purchase more supplies to make apartments ready for new occupants. Also, hot summer months translate into a higher volume of HVAC sales due to the need for air conditioning parts.

          The Company has outstanding indebtedness consisting of borrowings of $93 million under the Term Loan Facility. The Company has access to a total of $25.0 million through the Revolving Credit Facility. As of May 15, 2000, the Company had $5.1 million of outstanding borrowings under the Revolving Credit Facility, which the Company anticipates repaying during 2000. The Tranche A Term Facility will mature on July 8, 2003 and the Tranche B Term Facility will mature on July 8, 2005 . Annual required principal payments on the Term Loan Facility are $7.6 million, $12.6 million, $14.6 million, $23.0 million and $34.0 million over the next five years. The Revolving Credit Facility will mature on July 8, 2003. The interest rate under the Credit Facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 2.75% (for the Tranche B Term Facility) per annum or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 1.75% (for the Tranche B Term Facility) per annum. If the Company achieves certain performance goals, rates under the Tranche A Term Facility and the Revolving Credit Facility will be reduced in increments as agreed. The Company also covenanted to enter into specified interest rate protection arrangements, including interest rate swaps, to reduce the Company's exposure to fluctuations in the rates of interest payable under the Credit Facility. In mid-July 1998, the Company entered into such interest rate swap transactions with respect to $50.0 million of borrowings under the Term Loan Facility, which became effective September 30, 1998. At May 15, 2000 the interest rate for the Revolving Credit Facility was 10.50%, the Tranche A Facility was 8.8125% and the Tranche B Facility was 9.0625%. The interest rate for the portion of the Term Loan Facility under the interest rate swap is 8.54% for $17.0 million under the Tranche A Facility and 8.81% for $29.9 million under the Tranche B Facility. A commitment fee of 0.5% per annum will be charged on the unused portion of the Credit Facility. The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company and its subsidiaries (including the capital stock of the subsidiaries).

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

          The Credit Facility contains covenants restricting the ability of the Company and the Company's subsidiaries to, among other things, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock,
(iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures, (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA and (e) an interest coverage ratio. The Company is in compliance, as of May 15, 2000, with the provisions of the Credit Facility.

          In connection with the Recapitalization, the Company issued 280,000 shares of its Initial Preferred Stock with an aggregate liquidation preference of $28.0 million, and 120,000 shares of preferred stock pursuant to the Private Placement, with an aggregate liquidation preference of $12.0 million. On February 19, 1999, the Initial Preferred Stock was exchanged for the Company's Series C 13 1/4% Senior Exchangeable PIK Preferred Stock due 2010 which has been registered under the Securities Act pursuant to the Company's Registration Statement on Form S-4, as amended, effective January 21, 1999 (File Number 333-62635). At the election of the Company, dividends on the Exchange Preferred Stock may be paid in kind until July 1, 2003 and thereafter must be paid in cash. On January 1, 1999, the Company issued 25,469 shares of additional preferred stock as payment-in-kind for dividends on the Exchange Preferred Stock. On July 1, 1999, the Company issued 28,187 shares of additional preferred stock as payment-in-kind for dividends on the Exchange Preferred Stock. On January 1, 2000, the Company issued 30,052 shares of additional preferred stock as payment-in-kind for dividends on the Exchange Preferred Stock. The Credit Facility currently prohibits the payment of cash dividends on the Exchange Preferred Stock. The Exchange Preferred Stock is mandatorily redeemable upon a change of control and on July 1, 2010.

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

New Accounting Standard

          In 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133. SFAS 137 defers the effective date of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to January 1, 2001. The Company is currently reviewing SFAS 133 and plans to adopt SFAS 133 as of January 1, 2001, and has yet to quantify the effects of adoption on its financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          There have been no material changes in the Company's market risk exposure from that reported in the Company's 10-K for the fiscal year ended December 31, 1999.

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


                                   CENTURY MAINTENANCE SUPPLY, INC.,
                                   a Delaware corporation


May 15, 2000                  By: /s/ Richard E. Penick
                                  ---------------------
                                      Richard E. Penick
                                      Chief Financial Officer, Vice
                                      President and Assistant Secretary
                                      (Duly Authorized Officer and Principal
                                      Financial Officer)