Form 10-Q
period 2000-06-30
CENTURY MAINTENANCE SUPPLY INC
filed 2000-08-14
CIK 1068617

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period from __________ to __________

                       Commission file number 333-62635

                                 _____________

                       CENTURY MAINTENANCE SUPPLY, INC.
            (Exact name of registrant as specified in its charter)

                                 _____________

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

Yes [X] No [_]

         The number of shares of Common Stock, $0.001 par value, outstanding (the only class of common stock of the Company outstanding) was 12,061,639 on August 14, 2000.

________________________________________________________________________________

               CENTURY MAINTENANCE SUPPLY, INC. AND SUBSIDIARIES

                          Quarter Ended June 30, 2000

                               TABLE OF CONTENTS

                                                                                                               Page
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements of Century Maintenance Supply, Inc.
         and Subsidiaries (Unaudited)

         Condensed Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000 ......................   2

         Condensed Consolidated Statements of Income for the Three Months and Six Months Ended
         June 30, 1999 and June 30, 2000.......................................................................   4

         Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the
         Six Months Ended June 30, 2000........................................................................   5

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 1999 and June 30, 2000.......................................................................   6

         Notes to Condensed Consolidated Financial Statements (Unaudited)......................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................  11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk ............................................  17


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................................  18
Item 2.  Changes in Securities ................................................................................  18
Item 3.  Defaults Upon Senior Securities.......................................................................  18
Item 4.  Submission of Matters to a Vote of Security Holders...................................................  18
Item 5.  Other Information.....................................................................................  18
Item 6.  Exhibits and Reports on Form 8-K......................................................................  18


SIGNATURE......................................................................................................  19

                         PART I  FINANCIAL INFORMATION

       ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CENTURY MAINTENANCE SUPPLY, INC. AND SUBSIDIARIES (UNAUDITED)

               Century Maintenance Supply, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                                                   December 31,      June 30,
                                                                                       1999            2000
                                                                                   ------------    -----------
                                                                                                  (Unaudited)
Assets

Current assets:
    Cash and cash equivalents................................................       $   3,499       $     730
    Trade accounts receivable, net...........................................          26,087          34,348
    Inventory, net...........................................................          33,547          43,070
    Deferred income taxes....................................................             748             748
    Prepaid expenses and other current assets................................           3,262           3,435
                                                                                    ---------       ---------
Total current assets..........................................................         67,143          82,331
Goodwill, net.................................................................          6,367           6,242
Deferred financing costs......................................................          2,682           2,305
Other assets..................................................................            212             212

Property and equipment........................................................          8,264           9,068
     Less accumulated depreciation............................................         (4,228)         (4,750)
                                                                                    ---------       ---------
Net property and equipment....................................................          4,036           4,318
                                                                                    ---------       ---------
Total assets..................................................................      $  80,440       $  95,408
                                                                                    =========       =========


See accompanying notes.

                                  (continued)

               Century Maintenance Supply, Inc. and Subsidiaries

                       (In thousands, except share data)

                                                                           December 31,       June 30,
                                                                               1999             2000
                                                                         ---------------- ----------------
                                                                                            (Unaudited)

         Current liabilities:
             Accounts payable.........................................      $  10,792        $  17,736
             Revolving credit facility................................             --            7,300
             Income taxes payable.....................................          3,590              316
             Accrued expenses.........................................          3,525            4,339
             Current portion of long-term debt........................          6,100            7,600
             Dividends payable........................................          3,005            3,205
                                                                         ------------       ----------
                 Total current liabilities............................         27,012           40,496
         Long-term debt, less current portion.........................         88,000           84,200
         Deferred income taxes........................................            318              318

         Redeemable exchangeable preferred stock, net $100 par value;
            2,000,000 shares authorized; 453,650 shares issued and
            outstanding at December 31, 1999 and 483,702 shares
            issued and outstanding at June 30, 2000 ..................         42,908           46,030

         Stockholders' deficit:

              Common Stock, $0.001 par value; 15,000,000 shares
              authorized; 12,443,147 shares issued and outstanding at
              December 31, 1999 and June 30, 2000 ....................             12               12
                 Additional paid-in capital...........................         70,759           70,759
                 Treasury stock, at cost..............................         (1,225)          (1,811)
                 Accumulated deficit..................................       (147,344)        (144,596)
                                                                            ---------        ---------
         Total stockholders' deficit..................................        (77,798)         (75,636)
                                                                            ---------        ---------
         Total liabilities and stockholders' deficit..................      $  80,440        $  95,408
                                                                            =========        =========


See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

                  Condensed Consolidated Statements of Income
                                (In thousands)

                                                                  Three months ended          Six months
                                                                       June 30,              ended June 30,
                                                                  -------------------    -----------------
                                                                   1999       2000        1999      2000
                                                                  --------  ---------  --------- ---------
                                                                     (Unaudited)           (Unaudited)
Net sales....................................................... $  61,065 $   69,287  $ 107,863 $ 125,285
Cost of goods sold..............................................    44,324     50,335     77,796    90,492
                                                                 --------- ----------  --------- ---------
Gross profit....................................................    16,741     18,952     30,067    34,793
Selling, general, and administrative expenses...................     9,355     10,335     17,704    20,166
Stock based compensation charge.................................        74         --         74        --
                                                                 --------- ----------  --------- ---------
Operating income................................................     7,312      8,617     12,289    14,627
Interest expense................................................     2,357      2,429      4,634     4,825
                                                                 --------- ----------  --------- ---------
Income before income taxes......................................     4,955      6,188      7,655     9,802
Provision for income taxes......................................     1,990      2,358      3,024     3,732
                                                                 --------- ----------  --------- ---------
Net income...................................................... $   2,965 $    3,830  $   4,631 $   6,070
                                                                 ========= ==========  ========= =========

See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

 Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                    For the Six Months Ended June 30, 2000
                       (In thousands, except share data)

                                        Number of                                                      Total
                                          Shares               Additional               Retained      Stockholders'
                                        Issued and    Common     Paid-In     Treasury   Earnings        Equity
                                       Outstanding     Stock    Capital        Stock    (Deficit)      (Deficit)
                                       -----------    ------    --------      --------  -----------   -------------
Balances at
   December 31, 1999................     12,443,147   $     12 $  70,759     $ (1,225)  $  (147,344)  $      (77,798)

   Purchase of treasury
     stock at cost (unaudited)......             --         --        --         (586)           --             (586)

   Preferred dividends
     accrued (unaudited)............             --         --        --           --        (3,322)          (3,322)

   Net income (unaudited)...........             --         --        --           --         6,070            6,070
                                       ------------  --------- ---------     --------   -----------   --------------
Balances at
   June 30, 2000 (unaudited)........     12,443,147  $      12 $  70,759     $ (1,811)  $  (144,596)  $      (75,636)
                                       ============  ========= =========     ========   ===========   ==============

See accompanying notes.

                Century Maintenance Supply, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                             Six months ended
                                                                                                 June 30,
                                                                                          -----------------------
                                                                                            1999         2000
                                                                                          ----------   ----------
                                                                                                 (Unaudited)
Operating activities:

   Net income..........................................................................   $   4,631    $   6,070

   Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization...................................................         631          717
       Bad debt/sales allowance expense................................................         170          345

   Changes in operating assets and liabilities net of effects of acquisitions:

       Accounts receivable.............................................................     (11,199)      (8,607)
       Inventory.......................................................................      (4,849)      (9,523)
       Prepaid expenses and other assets...............................................       1,381          204
       Accounts payable................................................................       7,332        6,944
       Accrued expenses................................................................         713          815
       Income taxes payable............................................................      (1,287)      (3,275)
                                                                                          ---------    ---------
          Net cash used in operating activities........................................      (2,477)      (6,310)

Investing activities:

   Purchases of property and equipment.................................................      (1,901)        (873)
   Cash paid for acquisition - net.....................................................      (1,094)          --
                                                                                          ---------    ---------
   Net cash used by investing activities...............................................      (2,995)        (873)

Financing activities:

   Net borrowings under revolving line of credit.......................................       5,500        7,300
   Repayments of long-term debt........................................................      (2,300)      (2,300)
   Repurchase of common stock..........................................................        (725)        (586)
                                                                                          ---------    ---------
          Net cash provided by financing activities....................................       2,475        4,414
                                                                                          ---------    ---------
Net decrease in cash...................................................................      (2,997)      (2,769)
Cash and cash equivalents at beginning of period.......................................       3,643        3,499
                                                                                          ---------    ---------
Cash and cash equivalents at end of period.............................................   $     646    $     730
                                                                                          =========    =========

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

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company's condensed consolidated balance sheet at June 30, 2000 and the condensed consolidated statements of income, changes in stockholders' equity, and cash flows for the interim periods ended June 30, 1999 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999.

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

         In connection with the Recapitalization, the Company adopted the 1998 Nonqualified Stock Option Plan, pursuant to which options may be granted to eligible employees of the Company for the purchase of an aggregate of 1,642,500 shares of common stock of the Company. The 1998 Nonqualified Stock Option Plan is administered by the Board of Directors (the "Board"). On July 9, 1998, the Company granted 692,000 non-qualified stock options to purchase common stock with an exercise price of $10.00 per common share with an expiration date of seven years after the date of grant. The stock options granted become exercisable over a four-year period based on the Company meeting certain financial goals each year or on a cumulative basis over the four-year period as set forth in the stock option agreement. The grant is being recorded using variable plan accounting and as of June 30, 2000, no compensation expense has been recorded.

         On June 15, 2000, the Company granted non-qualified options to purchase 90,450 shares of common stock of the Company at an exercise price of $10.00 per share with an expiration date of seven years after the date of grant. The stock options granted vest over a three year period, with the first vesting date occurring on July 9, 2000 and all options vesting in full on July 9, 2002. No compensation expense was recorded at the date of grant.

         In connection with the Recapitalization, the Company granted to a new director of the Company 50,000 non-qualified stock options to purchase common stock of the Company. The stock options have an exercise price of $10.00 per common share with an expiration of seven years after the grant date and are fully vested and exercisable.

         In connection with the Recapitalization, the Company granted a primary shareholder 180,000 non-qualified stock options to purchase common stock of the Company with an exercise price of $10.00 per common share with an expiration of seven years after the grant date. The stock options become exercisable over a three-year period based on the Company meeting certain financial goals each year or on a cumulative basis over the three-year period as set forth in the stock option agreement. The grant is being recorded using variable plan accounting and as of June 30, 2000, no compensation expense has been recorded.

5.  Preferred Stock

         As part of the Recapitalization the Company sold $40.0 million of 13 1/4% Senior Exchangeable PIK (Payment-in-kind) Preferred Stock of which $12.0 million was sold to affiliates of the Company. The preferred stock is due in 2010 with an aggregate liquidation preference of $40.0 million or $100 per share. Dividends are payable semi-annually in cash, except that on each dividend payment date on or prior to July 1, 2003, dividends may be paid, at the Company's option, by issuance of additional shares of preferred stock. The Company's credit facility currently prohibits the payment of cash dividends on the preferred stock. The preferred stock is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends, on July 1, 2010. The Company may redeem the preferred stock in accordance with certain redemption provisions at a date earlier than July 1, 2010. If the Company elects to redeem the preferred stock on or before July 1, 2003 the redemption price will be 113.25% of the liquidation preference price of $100 per share. Holders of preferred stock have no voting rights. In 1999, the Company issued 53,656 shares of additional preferred stock as payment-in-kind for dividends on the Company's existing preferred stock. On January 1, 2000, the Company issued 30,052 shares of additional preferred stock as payment-in-kind for dividends on the Company's existing preferred stock.

         At any time, the Company may, at its option, exchange all of the shares of preferred stock then outstanding for exchange debentures in a principal amount equal to the liquidation preference of the shares being exchanged. The exchange debentures would have interest of 13 1/4% and would be due in 2010. The Company's credit facility currently prohibits the Company from exchanging the preferred stock. The Company incurred $2,803,000 of costs as part of the sale of the preferred stock which has been offset against the proceeds. For the six months ended June 30, 2000 the Company has accreted $116,774 to retained earnings as part of dividends accrued.

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

         The credit facility contains certain non-financial and financial covenants. The Company incurred $4,552,000 of costs as part of obtaining the credit facility which have been recorded as deferred financing costs. The Company amortizes the costs over the average life of the credit facility. For the six-month period ended June 30, 2000 the Company recognized amortization expense of $377,174.

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

         On July 14, 2000, the credit facility was amended allowing the Company more flexibility in meeting certain financial covenants.

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

General

     Century has grown through a combination of increasing sales at its existing distribution centers, by opening new distribution centers and through the acquisitions of Nationwide Apartment Supply, Inc. in July 1997 (the "Nationwide Acquisition") and Champion Blind and Drapery, Inc. in April 1999 (the "Champion Acquisition"). As part of its strategy of expanding into new geographic markets, the Company opened 22 new distribution centers from 1994 through the quarter ended June 30, 2000. Historically, a typical center breaks even within three years of opening, and operating margins continue to improve as the center's revenue grows. The Nationwide Acquisition added 11 distribution centers principally in the Midwestern United States, three of which were consolidated into existing Century centers.

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

                                                                         Three Months Ended         Six Months Ended
                                                                            (unaudited)               (unaudited)
                                                                        -----------------------   -----------------------
                                                                         June 30,   June 30,        June 30,   June 30,
                                                                          1999       2000            1999       2000
                                                                        -----------------------   ------------------------
                                                                         (dollars in  thousands)     (dollars in  thousands)
Net sales.............................................................  $   61,065   $  69,287      $ 107,863     $  125,285
Cost of goods sold....................................................      44,324      50,335         77,796         90,492
                                                                        ----------   ---------      ---------     ----------
    Gross profit......................................................      16,741      18,952         30,067         34,793
Selling, general and administrative expenses..........................       9,355      10,335         17,704         20,166
Stock based compensation charge.......................................          74         --              74            --
                                                                        ----------   ---------      ---------     ----------
    Total operating expenses..........................................       9,429      10,335         17,778         20,166
                                                                        ----------   ---------      ---------     ----------
Operating income......................................................       7,312       8,617         12,289         14,627
Interest expense......................................................       2,357       2,429          4,634          4,825
                                                                        ----------   ---------      ---------     ----------
Income before income taxes............................................       4,955       6,188          7,655          9,802
Provision for income taxes............................................       1,990       2,358          3,024          3,732
                                                                        ----------   ---------      ---------     ----------
Net income............................................................  $    2,965   $   3,830      $   4,631     $    6,070
                                                                        ==========   =========      =========     ==========

                                                                     Three Months Ended       Six Months Ended
                                                                         (unaudited)             (unaudited)
                                                                    --------------------    --------------------
                                                                    June 30,    June 30,    June 30,    June 30,
                                                                      1999       2000        1999        2000
                                                                    --------    --------    --------    --------
Net sales........................................................     100.0%      100.0%      100.0%      100.0%
Cost of goods sold...............................................      72.6        72.7        72.1        72.2
                                                                   --------    --------    --------    --------
    Gross profit.................................................      27.4        27.3        27.9        27.8
Selling, general and administrative expenses.....................      15.3        14.9        16.4        16.1
Stock based compensation charge..................................       0.1          --         0.1          --
                                                                   --------    --------    --------    --------
    Total operating expenses.....................................      15.4        14.9        16.5        16.1
                                                                   --------    --------    --------    --------
Operating income.................................................      12.0        12.4        11.4        11.7
Interest expense.................................................       3.9         3.5         4.3         3.9
                                                                   --------    --------    --------    --------
Income before income taxes.......................................       8.1         8.9         7.1         7.8
Provision for income taxes.......................................       3.2         3.4         2.8         2.9
                                                                   --------    --------    --------    --------
Net income.......................................................       4.9%        5.5%        4.3%        4.9%
                                                                   ========    ========    ========    ========


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Net sales for the three months ended June 30, 2000 were $69.3 million, an increase of $8.2 million or 13.5% over the three months ended June 30, 1999. This increase in net sales was primarily due to comparable center growth of 11.6%, the opening of new distribution centers in Milwaukee and Philadelphia and the Champion Acquisition.

     The Company's gross profit for the three months ended June 30, 2000 was $19.0 million, an increase of $2.3 million or 13.2% over the quarter ended June 30, 1999 primarily due to the increase in net sales discussed above. As a percentage of net sales, the Company's gross profit decreased slightly to 27.3% for the quarter ended June 30, 2000 from 27.4% for the quarter ended June 30, 1999.

     Selling, general and administrative expense, consisting primarily of payroll, occupancy and vehicle expenses, totaled $10.3 million for the quarter ended June 30, 2000, an increase of $0.9 million or 10.5% over the quarter ended June 30, 1999. As a percentage of net sales, selling, general and administrative expense decreased to 14.9% for the three months ended June 30, 2000 from 15.3% in the quarter ended June 30, 1999. This decrease was primarily attributable to the leveraging of costs due to the increase in sales.

     Interest expense for the three months ended June 30, 2000 was $2.43 million, an increase of $72,000 or 3.1% from the quarter ended June 30, 1999, primarily due to an increase in market interest rates.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Net sales for the six months ended June 30, 2000 were $125.3 million, an increase of $17.4 million or 16.2% over the six months ended June 30, 1999. This increase in net sales was primarily due to comparable center growth of 13.7%, the opening of new distribution centers in Milwaukee and Philadelphia and the Champion Acquisition.

     The Company's gross profit for the six months ended June 30, 2000 was $34.8 million, an increase of $4.7 million or 15.7% over the six months ended June 30, 1999 primarily due to the increase in net sales discussed above. As a percentage of net sales, the Company's gross profit decreased slightly to 27.8% for the six months ended June 30, 2000 from 27.9% for the six months ended June 30, 1999.

     Selling, general and administrative expense, consisting primarily of payroll, occupancy and vehicle expenses, totaled $20.2 million for the six months ended June 30, 2000, an increase of $2.5 million or 13.9% over the six months ended June 30, 1999. As a percentage of net sales, selling, general and administrative expense decreased to 16.1% for the six months ended June 30, 2000 from 16.4% in the six months ended June 30, 1999. This decrease was primarily attributable to the leveraging of costs due to the increase in sales.

     Interest expense for the six months ended June 30, 2000 was $4.8 million, an increase of $0.2 million or 4.1% from the six months ended June 30, 1999, primarily due to an increase in market interest rates.

Liquidity and Capital Resources

     The Company's primary capital requirements have been the funding of its continued distribution center expansion program, inventory requirements and the development and implementation of customized information systems. From 1996 to the quarter ended June 30, 2000 the Company opened 13 new distribution centers. The Company has financed its growth through a combination of internally generated funds and borrowings.

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

     In the first six months of 2000, net cash used by operating activities was $6.3 million, increasing from $2.5 million of net cash used in the first six months of 1999. Net cash used by investing activities in the first six months of 2000 was $0.9 million, decreasing from $3.0 million of net cash used in the first six months of 1999 and was due to a decrease in capital expenditures and the acquisition of Champion in the second quarter of 1999. Net cash provided by financing activities in the first six months of 2000 was $4.4 million, increasing from net cash provided of $2.5 million in the first six months of 1999 primarily due to the net proceeds from the revolving credit facility received in the first six months of 2000.

     The Company currently anticipates that its capital expenditures, excluding potential acquisitions, for 2000 and 2001 will be approximately $2.0 million in each year. Inventories were $43.1 million as of June 30, 2000 and $33.5 million at December 31, 1999. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same day or next day filling of most orders. The Company anticipates that its inventory levels will continue to increase primarily to support higher sales volumes and new center openings. Trade accounts receivable, net of allowances were $34.4 million at June 30, 2000 and $26.1 million at December 31, 1999. The Company generally offers 30-day credit terms to its customers. The Company's working capital requirements are typically higher in the second and third quarters to meet seasonal demand. This is due primarily to the fact that more people move during the summer months when school is out, causing apartment managers to purchase more supplies to make apartments ready for new occupants. Also, hot summer months translate into a higher volume of HVAC sales due to the need for air conditioning parts.

     The Company has outstanding indebtedness consisting of borrowings of $91.8 million under the Term Loan Facility. The Company has access to a total of $25.0 million through the Revolving Credit Facility. As of August 14, 2000, the Company had $5.1 million of outstanding borrowings under the Revolving Credit Facility, which the Company anticipates repaying during 2000. The Tranche A Term Facility will mature on July 8, 2003 and the Tranche B Term Facility will mature on July 8, 2005. Annual required principal payments on the Term Loan Facility are $7.6 million, $12.6 million, $14.6 million, $23.0 million and $34.0 million over the next five years. The Revolving Credit Facility will mature on July 8, 2003. The interest rate under the Credit Facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 2.75% (for the Tranche B Term Facility) per annum or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 1.75% (for the Tranche B Term Facility) per annum. Pursuant to the terms of the Credit Facility, because the Company achieved certain performance goals, rates under the Tranche A Term

Facility and the Revolving Credit Facility have been reduced in increments as agreed. The Company also convenanted to enter into specified interest rate protection arragements, including interest rate swaps, to reduce the Company's expose to fluctuations in the rates of interest payable under the Credit Facility. In mid-July 1998, the company entered into such interest rate swap transactions with respect to $50.0 million of borrowings under the Term Loan Facility, which became effective September 30, 1998.At August 14, 2000 the interest rate for the Revolving Credit Facility was 10.75%, the Tranche A Facility was 9.0625% and the Tranche B Facility was 9.5625%. The interest rate for the portion of the Term Loan Facility under the interest rate swap is 8.54% for $16.5 million under the Tranche A Facility and 8.81% for $29.9 million under the Tranche B Facility. A commitment fee of 0.5% per annum will be charged on the unused portion of the Credit Facility. The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company and its subsidiaries (including the capital stock of the subsidiaries).

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

     The Credit Facility contains covenants restricting the ability of the Company and the Company's subsidiaries to, among other things, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock,
(iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures, (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA and (e) an interest coverage ratio. The Company is in compliance, as of August 14, 2000, with the provisions of the Credit Facility.

     In connection with the Recapitalization, the Company issued 280,000 shares of its Initial Preferred Stock with an aggregate liquidation preference of $28.0 million, and 120,000 shares of preferred stock pursuant to the Private Placement, with an aggregate liquidation preference of $12.0 million. On February 19, 1999, the Initial Preferred Stock was exchanged for the Company's Series C 13 1/4% Senior Exchangeable PIK Preferred Stock due 2010 which has been registered under the Securities Act pursuant to the Company's Registration Statement on Form S-4, as amended, effective January 21, 1999 (File Number 333-62635). At the election of the Company, dividends on the Exchange Preferred Stock may be paid in kind until July 1, 2003 and thereafter must be paid in cash. In 1999, the Company issued 53,656 shares of additional preferred stock as payment-in-kind for dividends on the Exchange Preferred Stock. On January 1, 2000, the Company issued 30,052 shares of additional preferred stock as payment-in-kind for dividends on the Exchange Preferred Stock. The Credit Facility currently prohibits the payment of cash dividends on the Exchange Preferred Stock. The Exchange Preferred Stock is mandatorily redeemable upon a change of control and on July 1, 2010.

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

New Accounting Standards

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101, as amended, is effective beginning the fourth quarter of 2000. Management currently believes that this new accounting pronouncement should not have any material effect on the Company's consolidated financial statements.

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

                                  CENTURY MAINTENANCE SUPPLY, INC.,
                                  a Delaware corporation

August 14, 2000             By:   /s/ Richard E. Penick
                                  --------------------------------------------
                                  Richard E. Penick
                                  Chief Financial Officer, Vice President and
                                  Assistant Secretary (Duly Authorized Officer
                                  and Principal Financial Officer)