Form 10-Q
period 2000-09-30
CENTURY MAINTENANCE SUPPLY INC
filed 2000-11-14
CIK 1068617

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                   Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period from __________ to __________

                       Commission file number 333-62635

                               ________________

                       CENTURY MAINTENANCE SUPPLY, INC.
            (Exact name of registrant as specified in its charter)

                               ________________

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

Yes [X]  No [_]

     The number of shares of Common Stock, $0.001 par value, outstanding (the only class of common stock of the Company outstanding) was 12,201,945 on November 13, 2000.

================================================================================

               CENTURY MAINTENANCE SUPPLY, INC. AND SUBSIDIARIES

                       Quarter Ended September 30, 2000

                               TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I.        FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements of Century Maintenance Supply, Inc.
         and Subsidiaries (Unaudited)

         Condensed Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000................    2

         Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended
         September 30, 1999 and September 30, 2000...........................................................    4

         Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the
         Nine Months Ended September 30, 2000................................................................    5

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1999 and September 30, 2000...........................................................    6

         Notes to Condensed Consolidated Financial Statements (Unaudited)....................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............   11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...........................................   17


PART II.       OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................................   18
Item 2.  Changes in Securities...............................................................................   18
Item 3.  Defaults Upon Senior Securities.....................................................................   18
Item 4.  Submission of Matters to a Vote of Security Holders.................................................   18
Item 5.  Other Information...................................................................................   18
Item 6.  Exhibits and Reports on Form 8-K....................................................................   18

SIGNATURE....................................................................................................   19

                         PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CENTURY MAINTENANCE SUPPLY, INC. AND SUBSIDIARIES (UNAUDITED)

               Century Maintenance Supply, Inc. and Subsidiaries

                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                                       December 31,    September 30,
                                                                           1999            2000
                                                                       ------------    -------------
                                                                                        (Unaudited)
Assets
Current assets:
  Cash and cash equivalents..........................................    $  3,499        $     469
  Trade accounts receivable, net.....................................      26,087           36,130
  Inventory, net.....................................................      33,547           35,678
  Deferred income taxes..............................................         748              748
  Prepaid expenses and other current assets..........................       3,262            5,447
                                                                         --------        ---------
Total current assets.................................................      67,143           78,472
Goodwill, net........................................................       6,367            6,217
Deferred financing costs.............................................       2,682            2,224
Other assets.........................................................         212              212

Property and equipment...............................................       8,264            9,544
  Less accumulated depreciation......................................      (4,228)          (5,052)
                                                                         --------        ---------
Net property and equipment...........................................       4,036            4,492
                                                                         --------        ---------
Total assets.........................................................    $ 80,440        $  91,617
                                                                         ========        =========

See accompanying notes.

                                  (continued)

               Century Maintenance Supply, Inc. and Subsidiaries

                       (In thousands, except share data)

                                                                          December 31,     September 30,
                                                                              1999             2000
                                                                          ------------     -------------
                                                                                            (Unaudited)
Current liabilities:
   Accounts payable........................................................ $  10,792        $  17,180
   Revolving credit facility...............................................        --            5,000
   Income taxes payable....................................................     3,590              570
   Accrued expenses........................................................     3,525            3,561
   Current portion of long-term debt.......................................     6,100            8,850
   Dividends payable.......................................................     3,005            1,550
                                                                            ---------        ---------
      Total current liabilities............................................    27,012           36,711
Long-term debt, less current portion.......................................    88,000           81,050
Deferred income taxes......................................................       318              318

Redeemable exchangeable preferred stock, net $100 par value;
   2,000,000 shares authorized; 453,650 shares issued and
   outstanding at December 31, 1999 and 464,171 shares issued
   and outstanding at September 30, 2000...................................    42,908           44,459

Stockholders' deficit:
   Common Stock, $0.001 par value; 15,000,000 shares authorized;
   12,443,147 shares issued and outstanding at December 31, 1999 and
   12,583,453 shares issued and outstanding at September 30, 2000..........        12               13
         Additional paid-in capital........................................    70,759           71,555
         Treasury stock, at cost...........................................    (1,225)          (1,811)
         Accumulated deficit...............................................  (147,344)        (140,678)
                                                                            ---------        ---------
Total stockholders' deficit................................................   (77,798)         (70,921)
                                                                            ---------        ---------
Total liabilities and stockholders' deficit................................ $  80,440        $  91,617
                                                                            =========        =========

See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

                  Condensed Consolidated Statements of Income
                                (In thousands)

                                                                      Three months              Nine months
                                                                  ended September 30,       ended September 30,
                                                                -----------------------   -----------------------
                                                                   1999         2000         1999         2000
                                                                ----------   ----------   ----------   ----------
                                                                      (Unaudited)               (Unaudited)
Net sales.....................................................  $   69,715   $   74,970   $  177,578   $  200,255
Cost of goods sold............................................      51,169       54,165      128,964      144,657
                                                                ----------   ----------   ----------   ----------
Gross profit..................................................      18,546       20,805       48,614       55,598
Selling, general, and administrative expenses.................       9,754       10,679       27,458       30,844
Stock based compensation charge...............................          --           --           74           --
                                                                ----------   ----------   ----------   ----------
Operating income..............................................       8,792       10,126       21,082       24,754
Interest expense..............................................       2,359        2,461        6,994        7,286
                                                                ----------   ----------   ----------   ----------
Income before income taxes....................................       6,433        7,665       14,088       17,468
Provision for income taxes....................................       2,544        3,065        5,568        6,798
                                                                ----------   ----------   ----------   ----------
Net income....................................................  $    3,889   $    4,600   $    8,520   $   10,670
                                                                ==========   ==========   ==========   ==========

See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

 Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                 For the Nine Months Ended September 30, 2000
                       (In thousands, except share data)

                                                    Number of                                                            Total
                                                     Shares                 Additional                  Retained     Stockholders'
                                                   Issued and    Common      Paid-In       Treasury     Earnings        Equity
                                                  Outstanding    Stock       Capital        Stock       (Deficit)     (Deficit)
                                                  -----------   --------   ------------   ----------   -----------   -------------
Balances at December 31, 1999..................    12,443,147   $     12   $     70,759   $   (1,225)  $  (147,344)  $     (77,798)
Purchase of treasury stock at cost
     (unaudited)...............................            --         --             --         (586)           --            (586)
Purchase of Preferred stock
     (unaudited)...............................            --         --             --           --           926             926
Exercise of Stock Options (unaudited)..........       140,306          1            331           --            --             332
Tax Benefit from exercise of Stock Options
      (unaudited)..............................            --         --            465           --            --             465
Preferred dividends accrued (unaudited)........            --         --             --           --        (4,930)         (4,930)
Net income (unaudited).........................                                                             10,670          10,670
                                                  -----------   --------   ------------   ----------   -----------   -------------
Balances at  September 30, 2000 (unaudited)....    12,583,453   $     13   $     71,555   $   (1,811)  $  (140,678)  $     (70,921)
                                                  ===========   ========   ============   ==========   ===========   =============

See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

                Condensed Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                            Nine months ended
                                                                                               September 30,
                                                                                          ---------------------
                                                                                            1999         2000
                                                                                          --------     --------
                                                                                               (Unaudited)
Operating activities:
 Net income............................................................................   $  8,520     $ 10,670
 Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization......................................................        953        1,042
    Bad debt/sales allowance expense...................................................        328          548
 Changes in operating assets and liabilities net of effects of acquisitions:
    Accounts receivable................................................................    (13,045)     (10,591)
    Inventory..........................................................................     (2,384)      (2,131)
    Prepaid expenses and other assets..................................................        959       (1,727)
    Accounts payable...................................................................      2,892        6,388
    Accrued expenses...................................................................        985           36
    Income taxes payable...............................................................        249       (3,020)
                                                                                          --------     --------
      Net cash used provided by operating activities.................................         (543)       1,215
Investing activities:
 Purchases of property and equipment...................................................     (2,510)      (1,349)
 Cash paid for acquisition - net.......................................................     (1,094)          --
                                                                                          --------     --------
 Net cash used in investing activities.................................................     (3,604)      (1,349)
Financing activities:
 Net borrowings under revolving line of credit.........................................      5,500        5,000
 Repayments of long-term debt..........................................................     (3,450)      (4,200)
 Issuance of common stock..............................................................         --          332
 Tax effect of common stock issued upon exercise of employee stock options.............         --          465
 Repurchase of preferred stock.........................................................         --       (3,907)
 Repurchase of common stock............................................................       (725)        (586)
                                                                                          --------     --------
      Net cash provided (used) by financing activities.................................      1,325       (2,896)
                                                                                          --------     --------
Net decrease in cash...................................................................     (2,822)      (3,030)
Cash and cash equivalents at beginning of period.......................................      3,643        3,499
                                                                                          --------     --------
Cash and cash equivalents at end of period.............................................   $    821     $    469
                                                                                          ========     ========

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

         The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company's condensed consolidated balance sheet at September 30, 2000 and the condensed consolidated statements of income, changes in stockholders' equity, and cash flows for the interim periods ended September 30, 1999 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

         Effective July 1, 2000, the options issued by the Company on July 1, 1997 were exercised. Certain optionees received loans from the Company to pay the exercise price for the options.

         In connection with the Recapitalization, the Company adopted the 1998 Nonqualified Stock Option Plan, pursuant to which options may be granted to eligible employees of the Company for the purchase of an aggregate of 1,642,500 shares of common stock of the Company. The 1998 Nonqualified Stock Option Plan is administered by the Board of Directors (the "Board"). On July 9, 1998, the Company granted 692,000 non-qualified stock options to purchase common stock with an exercise price of $10.00 per common share with an expiration date of seven years after the date of grant. The stock options granted become exercisable over a four-year period based on the Company meeting certain financial goals each year or on a cumulative basis over the four-year period as set forth in the stock option agreement. The grant is being recorded using variable plan accounting and as of September 30, 2000, no compensation expense has been recorded.

         On June 15, 2000, the Company granted non-qualified options to purchase 90,450 shares of common stock of the Company at an exercise price of $10.00 per share with an expiration date of seven years after the date of grant. The stock options granted vest over a three year period, with the first vesting date occurring on July 9, 2000 and all options vesting in full on July 9, 2002. The grant is being recorded using variable plan accounting and as of September 30, 2000, no compensation expense has been recorded.

         In connection with the Recapitalization, the Company granted to a new director of the Company 50,000 non-qualified stock options to purchase common stock of the Company. The stock options have an exercise price of $10.00 per common share with an expiration of seven years after the grant date and are fully vested and exercisable.

         In connection with the Recapitalization, the Company granted a primary shareholder 180,000 non-qualified stock options to purchase common stock of the Company with an exercise price of $10.00 per common share with an expiration of seven years after the grant date. The stock options become exercisable over a three-year period based on the Company meeting certain financial goals each year or on a cumulative basis over the three-year period as set forth in the stock option agreement. The grant is being recorded using variable plan accounting and as of September 30, 2000, no compensation expense has been recorded.

5.   Preferred Stock

         As part of the Recapitalization the Company sold $40.0 million of 13 1/4% Senior Exchangeable PIK (Payment-in-kind) Preferred Stock of which $12.0 million was sold to affiliates of the Company. The preferred stock is due in 2010 with an aggregate liquidation preference of $40.0 million or $100 per share. Dividends are payable semi-annually in cash, except that on each dividend payment date on or prior to July 1, 2003, dividends may be paid, at the Company's option, by issuance of additional shares of preferred stock. The Company's credit facility currently prohibits the payment of cash dividends on the preferred stock. The preferred stock is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends, on July 1, 2010. The Company may redeem the preferred stock in accordance with certain redemption provisions at a date earlier than July 1, 2010. If the Company elects to redeem the preferred stock on or before July 1, 2003 the redemption price will be 113.25% of the liquidation preference price of $100 per share. Holders of preferred stock have no voting rights. In 1999, the Company issued 53,656 shares of additional preferred stock as payment-in-kind for dividends on the Company's existing preferred stock. On January 1, 2000 and July 1, 2000, the Company issued 30,052 shares, and 32,043 shares, respectively, of additional preferred stock as payment-in-kind for dividends on the Company's existing preferred stock.

         At any time, the Company may, at its option, exchange all of the shares of preferred stock then outstanding for exchange debentures in a principal amount equal to the liquidation preference of the shares being exchanged. The exchange debentures would have interest of 13 1/4% and would be due in 2010. The Company's credit facility currently prohibits the Company from exchanging the preferred stock. The Company incurred $2,803,000 of costs as part of the sale of the preferred stock which has been offset against the proceeds. For the nine months ended September 30, 2000 the Company has accreted $175,160 to retained earnings as part of dividends accrued.

         In September 2000, the Company repurchased 51,573 shares of its redeemable exchangeable preferred stock for $3,906,655.

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

         The credit facility contains certain non-financial and financial covenants. The Company incurred $4,552,000 of costs as part of obtaining the credit facility which have been recorded as deferred financing costs. The Company amortizes the costs over the average life of the credit facility. For the nine-month period ended September 30, 2000 the Company recognized amortization expense of $571,589.

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

General

         Century has grown through a combination of increasing sales at its existing distribution centers, by opening new distribution centers and through the acquisitions of Nationwide Apartment Supply, Inc. in July 1997 (the "Nationwide Acquisition") and Champion Blind and Drapery, Inc. in April 1999 (the "Champion Acquisition"). As part of its strategy of expanding into new geographic markets, the Company opened 22 new distribution centers from 1994 through the quarter ended September 30, 2000. Historically, a typical center breaks even within three years of opening, and operating margins continue to improve as the center's revenue grows. The Nationwide Acquisition added 11 distribution centers principally in the Midwestern United States, three of which were consolidated into existing Century centers.

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

                                                               Three Months Ended               Nine Months Ended
                                                                   (unaudited)                     (unaudited)
                                                          -----------------------------   -----------------------------
                                                          September 30,   September 30,   September 30,   September 30,
                                                              1999            2000             1999           2000
                                                          -------------   -------------   -------------   -------------
                                                              (dollars in thousands)          (dollars in thousands)
Net sales..............................................   $       69,71   $      74,970   $     177,578   $     200,255
Cost of goods sold.....................................          51,169          54,165         128,964         144,657
                                                          -------------   -------------   -------------   -------------
   Gross profit........................................          18,546          20,805          48,614          55,598
Selling, general and administrative expenses...........           9,754          10,679          27,458          30,844
Stock based compensation charge........................              --              --              74              --
                                                          -------------   -------------   -------------   -------------
   Total operating expenses............................           9,754          10,679          27,532          30,844
                                                          -------------   -------------   -------------   -------------
Operating income.......................................           8,792          10,126          21,082          24,754
Interest expense.......................................           2,359           2,461           6,994           7,286
                                                          -------------   -------------   -------------   -------------
Income before income taxes.............................           6,433           7,665          14,088          17,468
Provision for income taxes.............................           2,544           3,065           5,568           6,798
                                                          -------------   -------------   -------------   -------------
Net income.............................................   $       3,889   $       4,600   $       8,520   $      10,670
                                                          =============   =============   =============   =============

                                                                 Three Months Ended               Nine Months Ended
                                                                     (unaudited)                     (unaudited)
                                                            -----------------------------    -----------------------------
                                                            September 30,   September 30,    September 30,   September 30,
                                                                1999            2000             1999            2000
                                                            -------------   -------------    -------------   -------------
Net sales................................................          100.0%          100.0%           100.0%          100.0%
Cost of goods sold.......................................           73.4            72.2             72.6            72.2
                                                            ------------    ------------     ------------    ------------
   Gross profit..........................................           26.6            27.8             27.4            27.8
Selling, general and administrative expenses.............           14.0            14.3             15.5            15.4
Stock based compensation charge..........................             --              --               --              --
                                                            ------------    ------------     ------------    ------------
   Total operating expenses..............................           14.0            14.3             15.5            15.4
                                                            ------------    ------------     ------------    ------------
Operating income.........................................           12.6            13.5             11.9            12.4
Interest expense.........................................            3.4             3.3              4.0             3.7
                                                            ------------    ------------     ------------    ------------
Income before income taxes...............................            9.2            10.2              7.9             8.7
Provision for income taxes...............................            3.6             4.1              3.1             3.4
                                                            ------------    ------------     ------------    ------------
Net income...............................................            5.6%            6.1%             4.8%            5.3%
                                                            ============    ============     ============    ============

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

         Net sales for the three months ended September 30, 2000 were $75.0 million, an increase of $5.3 million or 7.5% over the three months ended September 30, 1999. This increase in net sales was primarily due to comparable center growth of 6.3%, the opening of new distribution centers in Milwaukee and Philadelphia. The growth however was affected by the mild weather in the midwest states and one less business day over the quarter ending September 30, 1999.

         The Company's gross profit for the three months ended September 30, 2000 was $20.8 million, an increase of $2.3 million or 12.2% over the quarter ended September 30, 1999 primarily due to the increase in net sales discussed above. As a percentage of net sales, the Company's gross profit increased to 27.8% for the quarter ended September 30, 2000 from 26.6% for the quarter ended September 30, 1999.

         Selling, general and administrative expense, consisting primarily of payroll, occupancy and vehicle expenses, totaled $10.7 million for the quarter ended September 30, 2000, an increase of $0.9 million or 9.5% over the quarter ended September 30, 1999. As a percentage of net sales, selling, general and administrative expense increased to 14.3% for the three months ended September 30, 2000 from 14.0% in the quarter ended September 30, 1999. This increase was primarily attributable to the opening of new distribution centers and the expansion of the blind business.

         Interest expense for the three months ended September 30, 2000 was $2.5 million, an increase of $0.1 million or 4.3% from the quarter ended September 30, 1999, primarily due to an increase in market interest rates.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         Net sales for the nine months ended September 30, 2000 were $200.3 million, an increase of $22.7 million or 12.8% over the nine months ended September 30, 1999. This increase in net sales was primarily due to comparable center growth of 10.8%, the opening of new distribution centers in Milwaukee and Philadelphia and the Champion Acquisition.

         The Company's gross profit for the nine months ended September 30, 2000 was $55.6 million, an increase of $7.0 million or 14.4% over the nine months ended September 30, 1999 primarily due to the increase in net sales discussed above. As a percentage of net sales, the Company's gross profit increased to 27.8% for the nine months ended September 30, 2000 from 27.4% for the nine months ended September 30, 1999.

         Selling, general and administrative expense, consisting primarily of payroll, occupancy and vehicle expenses, totaled $30.8 million for the nine months ended September 30, 2000, an increase of $3.4 million or 12.3% over the nine months ended September 30, 1999. As a percentage of net sales, selling, general and administrative expense decreased to 15.4% for the nine months ended September 30, 2000 from 15.5% in the nine months ended September 30, 1999. This decrease was primarily attributable to the leveraging of costs due to the increase in sales.

         Interest expense for the nine months ended September 30, 2000 was $7.3 million, an increase of $0.3 million or 4.2% from the nine months ended September 30, 1999, primarily due to an increase in market interest rates.

Liquidity and Capital Resources

         The Company's primary capital requirements have been the funding of its continued distribution center expansion program, inventory requirements and the development and implementation of customized information systems. From 1996 to the quarter ended September 30, 2000 the Company opened 13 new distribution centers. The Company has financed its growth through a combination of internally generated funds and borrowings.

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

         In the first nine months of 2000, net cash provided by operating activities was $2.0 million, increasing from $0.5 million of net cash used in the first nine months of 1999. Net cash used by investing activities in the first nine months of 2000 was $1.3 million, decreasing from $3.6 million of net cash used in the first nine months of 1999 and was due to a decrease in capital expenditures and the acquisition of Champion in the second quarter of 1999. Net cash used by financing activities in the first nine months of 2000 was $4.0 million, decreasing from net cash provided of $1.3 million in the first nine months of 1999 primarily due to the repurchase of preferred stock.

         The Company currently anticipates that its capital expenditures, excluding potential acquisitions, for 2000 and 2001 will be approximately $2.0 million in each year. Inventories were $35.7 million as of September 30, 2000 and $33.5 million at December 31, 1999. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same day or next day filling of most orders. The Company anticipates that its inventory levels will continue to increase primarily to support higher sales volumes and new center openings. Trade accounts receivable, net of allowances were $36.1 million at September 30, 2000 and $26.1 million at December 31, 1999. The Company generally offers 30-day credit terms to its customers. The Company's working capital requirements are typically higher in the second and third quarters to meet seasonal demand. This is due primarily to the fact that more people move during the summer months when school is out, causing apartment managers to purchase more supplies to make apartments ready for new occupants. Also, hot summer months translate into a higher volume of HVAC sales due to the need for air conditioning parts.

         The Company has outstanding indebtedness consisting of borrowings of $89.9 million under the Term Loan Facility. The Company has access to a total of $25.0 million through the Revolving Credit Facility. As of November 13, 2000, the Company had $2.5 million of outstanding borrowings under the Revolving Credit Facility, which the Company anticipates repaying during 2000. The Tranche A Term Facility will mature on July 8, 2003 and the Tranche B Term Facility will mature on July 8, 2005. Annual required principal payments on the Term Loan Facility are $7.6 million, $12.6 million, $14.6 million, $23.0 million and $34.0 million over the next five years. The Revolving Credit Facility will mature on July 8, 2003. The interest rate under the Credit Facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% (for the Revolving Credit

Facility and the Tranche A Term Facility) and 2.75% (for the Tranche B Term Facility) per annum or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 1.75% (for the Tranche B Term Facility) per annum. Pursuant to the terms of the Credit Facility, because the Company achieved certain performance goals, rates under the Tranche A Term Facility and the Revolving Credit Facility have been reduced in increments as agreed. The Company also covenanted to enter into specified interest rate protection arrangements, including interest rate swaps, to reduce the Company's exposure to fluctuations in the rates of interest payable under the Credit Facility. In mid-July 1998, the Company entered into such interest rate swap transactions with respect to $50.0 million of borrowings under the Term Loan Facility, which became effective September 30, 1998. At November 13, 2000 the interest rate for the Revolving Credit Facility was 10.75%, the Tranche A Facility was 8.9375% and the Tranche B Facility was 9.4375%. The interest rate for the portion of the Term Loan Facility under the interest rate swap is 8.54% for $15.6 million under the Tranche A Facility and 8.81% for $29.9 million under the Tranche B Facility. A commitment fee of 0.5% per annum will be charged on the unused portion of the Credit Facility. The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company and its subsidiaries (including the capital stock of the subsidiaries).

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

         The Credit Facility contains covenants restricting the ability of the Company and the Company's subsidiaries to, among other things, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock,
(iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures, (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA and (e) an interest coverage ratio. The Company is in compliance, as of November 13, 2000, with the provisions of the Credit Facility.

         In connection with the Recapitalization, the Company issued 280,000 shares of its Initial Preferred Stock with an aggregate liquidation preference of $28.0 million, and 120,000 shares of preferred stock pursuant to the Private Placement, with an aggregate liquidation preference of $12.0 million. On February 19, 1999, the Initial Preferred Stock was exchanged for the Company's Series C 13 1/4% Senior Exchangeable PIK Preferred Stock due 2010 which has been registered under the Securities Act pursuant to the Company's Registration Statement on Form S-4, as amended, effective January 21, 1999 (File Number 333-62635). At the election of the Company, dividends on the Exchange Preferred Stock may be paid in kind until July 1, 2003 and thereafter must be paid in cash. In 1999, the Company issued 53,656 shares of additional preferred stock as payment-in-kind for dividends on the Exchange Preferred Stock. On January 1, 2000 and July 1, 2000 the Company issued 30,052 shares and 32,043 shares, respectively, of additional preferred stock as payment-in-kind for dividends on the Exchange Preferred Stock. The Credit Facility currently prohibits the payment of cash dividends on the Exchange Preferred Stock. The Exchange Preferred Stock is mandatorily redeemable upon a change of control and on July 1, 2010. In Septmeber 2000, the Company repurchased 51,573 shares of its redeemable exchangeable preferred stock for $3,906,655.

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

New Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." A derivative is a financial instrument that takes or "derives" its value from the value of another financial instrument or instruments. Statement No. 133 requires that a Company recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. Statement No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning June 15, 2000. Management currently believes that this new accounting standard should not have any material impact on the Company's consolidated financial statements.

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

         In September 2000, the FASB Emerging Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 addresses the classification and disclosure of shipping and handling costs in financial statements and is effective beginning the fourth quarter of 2000.

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

     (a)  Exhibits

          10.19  Amendment No. 1 to Credit Agreement

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

                                   CENTURY MAINTENANCE SUPPLY, INC.,
                                   a Delaware corporation

November 13, 2000                  By: /s/ Richard E. Penick
                                      -----------------------------------------
                                   Richard E. Penick
                                   Chief Financial Officer, Vice President and
                                   Assistant Secretary (Duly Authorized Officer
                                   and Principal Financial Officer)