Form 10-Q/A
period 2000-09-30
CENTURY MAINTENANCE SUPPLY INC
filed 2000-12-13
CIK 1068617

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                  Form 10-Q/A
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period from __________ to __________

                       Commission file number 333-62635

                             --------------------


                       CENTURY MAINTENANCE SUPPLY, INC.
            (Exact name of registrant as specified in its charter)

                             --------------------

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

--------------------------------------------------------------------------------

                          PART II.  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.19 Amendment No. 1 to Credit Agreement (replaces the previous
          Exhibit 10.19 of the same name to Century Maintenance Supply, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000).

          27.1*  Financial Data Schedule

     (b)  Reports on Form 8-K

          None.

     *Previously filed.

SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTURY MAINTENANCE SUPPLY, INC.,
                              a Delaware corporation


December 13, 2000             By: /s/ Richard E. Penick
                                  ---------------------
                              Richard E. Penick
                              Chief Financial Officer, Vice President and
                                Assistant Secretary
                              (Duly Authorized Officer and Principal Financial
                                 Officer)