Form 10-K405
period 2000-12-31
CENTURY MAINTENANCE SUPPLY INC
filed 2001-04-02
CIK 1068617

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant is $7,435,350, the assumed fair market value of the registrant's Common Stock at March 30, 2001 as determined by the Board of Directors.

     As of March 30, 2001, the number of shares of the registrant's Common Stock outstanding was 12,209,028. The registrant's Common Stock is not traded in a public market.

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

Item 1.    Business.

General

     Century Maintenance Supply, Inc., a Delaware corporation ("Century" or the "Company"), is a leading distributor of maintenance, repair and operations ("MRO") supplies to the $2 billion multifamily apartment market. Century offers a broad selection of high quality MRO items, with prompt, free delivery provided through the Company's extensive distribution network. The Company currently supplies over 4,300 name brand and private label items, including plumbing, hardware, electrical, HVAC and lighting products, to over 31,000 active customers in the United States.

     The Company markets its products to individual apartment maintenance managers as well as to larger property management companies which own and/or manage multiple apartment complexes. Century provides free same-day or next-day delivery on virtually all orders by delivering its products via Company-operated trucks from 37 distribution centers which are strategically located in major metropolitan markets throughout the United States.

Market Overview

     The Company operates in what it estimates to be the $10 billion MRO industry, which includes such end-users as apartments, hotels/motels, nursing homes, prisons, military installations, and schools and universities. The Company currently markets substantially all of its products to the $2 billion multifamily apartment segment of this industry, focusing specifically on markets with at least 60,000 units and apartment complexes containing more than 50 units. The Company services 37 such markets as of March 30, 2001.

     The MRO market is highly fragmented and has been traditionally served by a variety of distribution channels, including numerous local or regional broad-line suppliers, specialty and industrial suppliers, mail order catalog companies, retail home centers, and traditional hardware stores. Over the past ten years, the apartment MRO market has shifted its purchasing from broad-line suppliers and retailers serving a broad range of end-users and specialized suppliers serving a discrete product segment of this market, such as plumbing, HVAC or electrical products, to distributors focused on providing a high level of customer service and a product mix tailored to meet the specific needs of the apartment MRO market.

     The property management industry is consolidating. Over the past few years, the top 50 national apartment management companies have increased their share of apartment units managed. In addition, property managers are joining national group purchasing organizations ("GPOs"), such as Buyers Access Group, to gain the increased buying power that large volume purchasing offers. As a result of these trends, property management companies and GPOs are increasingly purchasing MRO products from national suppliers who provide broad product selection, convenient ordering, reliable delivery and other value-added services.

     The apartment MRO market has historically been stable and non-cyclical, as maintenance work is required regardless of economic conditions. Maintenance managers must keep their apartments in good repair to retain existing tenants and attract new ones (e.g., a leaky faucet must be repaired and a vacant apartment must be refurbished). The apartment MRO industry has been growing over the past few years, primarily due to increased construction of new apartment buildings and improved standard amenities in the typical apartment unit. These new features include microwave ovens, washers/dryers, miniblinds and individual water heaters. In addition to these amenities, properties are upgrading the current inventory to compete with newer properties that include these amenities as well as replacing outdated standard features, such as cabinets and lighting. These trends provide increased opportunity for incremental sales for the apartment MRO suppliers.

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

Product Offerings

     The Company currently offers over 4,300 cataloged stock-keeping units ("SKUs"), providing a full range of MRO supplies to its customers, and continually monitors its product offering to ensure its customers' needs are met. The Company offers high quality name brand and private label products in the following core categories: (i) plumbing, (ii) hardware, (iii) HVAC equipment and parts, (iv) lighting, (v) electrical, (vi) appliances and parts, (vii) janitorial and (viii) pool items.

     Century's product offering includes several private branded products which it believes provide it with a distinct competitive advantage in terms of tailored products and favorable pricing. These products, which include Boss(R) janitorial supplies, Rio(R) ceiling fans, DuroGuard(R) air conditioning units, Comfort Range(R) air conditioning units, and Aspen(TM) faucets accounted for 8.4% of sales in 2000. The Company plans to continue to develop these products over the next few years.

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

Customers

     The Company's customers include local and regional apartment properties as well as larger property management companies. The Company maintains over 31,000 active accounts, an increase of more than 18,000 over the past five years. Century defines an active account as a property that generates two or more orders within a twelve month period.

     Century's management believes its customer satisfaction is illustrated by the recurring revenues generated from its major accounts. In 2000, sales to the Company's top five customers increased by approximately 11% over the prior year.

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

     Many property management companies have joined GPOs such as Buyers Access to replicate the purchasing advantages of the larger property managers. Buyers Access requires vendors to have a national presence in addition to a broad product selection, competitive pricing, and a sophisticated billing system. Century is a preferred provider to Buyers Access and eight out of the ten largest apartment management companies.

Sales and Marketing

     Century's marketing and sales strategy is based on providing the best possible quality service to its customers. The Company's combination of inside and outside salesforces provides it with what it believes to be a competitive advantage over competitors that take orders at a centralized location.

     Outside Sales Staff. Century employs 149 commission-based local outside sales personnel, who are based at the Company's distribution centers and are responsible for maintaining close customer relationships and generating new business through regular visits. Each local outside salesperson typically makes 15-20 sales visits per day. The outside sales force generally does not take customer orders, allowing it to focus on its core function. In addition, the outside sales force provides customers with information on products and promotions, provides value-added services such as assistance with inventory management and training issues, and serves as the focal point for customer feedback.

     Inside Sales Force. The Company employs 110 inside salespeople who are based locally or regionally and are primarily responsible for receiving customer orders and providing technical support. Additionally, the inside salespeople provide customers with information on pricing and promotions as well as installation procedures and other critical characteristics which help them determine the products best suited to their specific needs. The Company encourages customers to place all orders with the inside sales staff in order to allow the outside sales staff to focus on building customer relationships. Providing a local/regional inside salesforce reinforces customer relations as customers usually place orders with the same group of salespeople who are familiar with the customers' needs and order history.

     National Sales Force. The Company employs seven salespeople who are responsible for fostering and maintaining relationships with national property management companies and GPOs. The national sales force negotiates contract terms, including pricing and minimum purchase requirements.

     The Catalog. The Century Maintenance Catalog includes over 4,300 SKUs and is annually distributed to approximately 50,000 active and prospective customers. The catalogs are complete with drawings (of most products), specifications and pricing which facilitate the ordering process and help the customer select the appropriate product.

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

     The Company competes in each of its regional markets with a number of suppliers, including such national firms as Wilmar Industries ("Wilmar"), Maintenance Warehouse/America Corp. ("Maintenance Warehouse") and Chad Supply, a regional distributer primarily in the Southeast United States. Wilmar is the Company's most direct competitor in terms of product line and method of distribution, while Maintenance Warehouse is primarily a mail-order company. The Company believes that it distinguishes itself from these national competitors with its local sales focus and direct delivery from its local distribution centers. Management also believes that the Company's strategies build a high degree of customer loyalty through its strong local market presence. In addition, the Company competes with local or regional broad-line suppliers, specialty and industrial suppliers, other mail order catalog companies, retail home centers, and traditional hardware stores.

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

     Typically, orders are placed via toll free or local telephone calls to one of the Company's inside salespeople located in the nearest call center. The inside salespeople confirm the availability of the product ordered and then enter customer orders into the fully-computerized order processing system. In many locations, orders placed before 10:00 a.m. are delivered on the same day. Orders placed before 5:00 p.m. are virtually always received by the customer on the following day.

Operations

     In managing its inventory, Century seeks to maintain a steady balance between providing the customer optimal service and limiting costs. Century has several mechanisms in place to track, measure, replenish and optimize the use of inventory in all Company locations, including monthly tracking, physical counts, and cycle counting. In 2000, the Company estimates that it maintained an average fill rate of over 97%.

     Century's distribution centers are monitored monthly by the finance, operations, and purchasing departments at corporate headquarters. Each center is measured on deliveries, credits, expenses, customer contact, total sales, inventory and surplus inventory dollars, and the percentage of non-catalog and "dead" stock product. In addition, locations are graded on sales/inventory ratios and inventory turnover. Furthermore, beginning in 1995, Century instituted a cycle count program. Locations are required to physically count from 50 to 100 items four days per week, or approximately 200 days per year.

Suppliers and Purchasing

     Century currently purchases products from approximately 600 vendors. In 2000, no Company vendor accounted for more than 5.8% of purchases in 2000, and the top ten vendors accounted for approximately 36% of total purchases.

     The Company's use of volume purchasing has enabled it to benefit from favorable pricing and payment terms in the past. The benefit the Company derives from volume-based terms is expected to increase as a result of increased sales volume and further realization of efficiencies from the implementation of a new centralized purchasing department, which was completed in March 1999.

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

     Century has completed the installation of a new, fully integrated and centralized system, which will provide all of the capabilities of the old system, as well as integrate the whole Company together on one database and network. The new system has increased efficiency through the centralization of the purchasing, credit and collections functions. The Company's system includes a second server, providing backup processing capability. Together with the new operating software, Century now has the additional capabilities of a Windows-based environment, more flexible invoicing and the ability to consolidate multiple purchase orders from each distribution center and group them by product category and vendor.

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

Employees

     As of March 30, 2001, the Company employed 901 full-time employees and 27 part-time employees. None of the Company's employees are represented by unions and the Company considers its employee relations to be good.

Item 2.   Properties.

     The Company currently operates in 37 different geographic markets, each with a distribution center ranging in size from 12,320 to 114,000 square feet. The Company leases all of its distribution centers, with lease expiration dates ranging from April 2001 to November, 2005. Management believes significant additional capacity can be added at minimal cost to most of the locations utilizing available contiguous space.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     There is no established public trading market for the Company's Common Stock. All of the Common Stock of the Company is held by 42 holders of record.

     The following is a summary of the transactions engaged in by the Company in 2000 involving sales of the Company's securities that were not registered under the Securities Act:

     From January 1, 2000 through December 31, 2000, the Company issued and sold 147,389 shares of Common Stock to employees upon the exercise of options to purchase Common Stock for an exercise price of $1.74 per share for an aggregate purchase price of approximately $347,281, which was paid with proceeds of loans received from the Company in the principal amount of $297,242, bearing interest at the rate of 0% over a term of 9 months. These employees paid the balance of the exercise price of the options in cash.

     The issuances described above were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering or Rule 701 promulgated under the Securities Act for securities sold by a company not subject to the reporting requirements under the Securities Exchange Act of 1934 pursuant to certain compensatory benefit plans and contracts relating to compensation. Appropriate legends were affixed to the stock certificates issued in these transactions and there was no general solicitation or advertising.

     From January 1, 2000 through December 31, 2000, the Company granted non-qualified options to purchase an aggregate of 90,900 shares of Common Stock to its directors, officers and employees under the Company's 1998 Nonqualified Stock Option Plan. The issuances were exempt from the registration requirements of the Securities Act either by virtue of (i) an exemption provided by Rule 701 promulgated under the Securities Act, or (ii) a "no-sale" theory under Section 5 of the Securities Act, since none of the optionees provided any consideration for the grants (the sale of the underlying option shares occurs only when the option is exercised and the purchase price for the shares is paid to the Company.)

     No underwriter was employed with respect to any sales of securities of the Company in the transactions described above. No commissions or fees were paid with respect to any such sales.

     The Company has not paid cash dividends to its stockholders in the past three years, and does not intend to pay cash dividends to its stockholders in the foreseeable future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results Operations--Liquidity and Capital Resources" for a discussion of restrictions on the Company's ability to pay cash dividends.

Item 6.   Selected Financial Data.

     The following selected financial data should be read in conjunction with Management's Discussion and Analysis and Results of Operations and the consolidated financial statements of the Company as of December 31, 1999 and 2000 and for the three years in the period ended December 31, 2000, included elsewhere in this Report on Form 10-K. The Operating Data, Cash Flow Data and the Balance Sheet Data as of and for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 are derived from audited consolidated financial statements of the Company. In 1998, the Company completed the Recapitalization (see "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--The Recapitalization") which significantly affected 1998 financial data.

                                                                                     Fiscal Year
                                                        --------------------------------------------------------------------
                                                          1996           1997           1998           1999           2000
                                                        --------       --------       --------       --------       --------
                                                                              (dollars in thousands)
Operating Data:
Net sales............................................   $103,113       $146,166       $200,488       $231,382       $257,262
Cost of goods sold...................................     75,552        105,636        145,710        167,770        185,829
                                                        --------       --------       --------       --------       --------
Gross profit.........................................     27,561         40,530         54,778         63,612         71,433
Operating expenses:
   Selling, general and administrative expenses
    ("SGA")..........................................     17,271         22,264         30,198         36,458         41,316
   Stock based compensation charges - SGA(a).........         --          6,969          4,092             74             56
   Recapitalization expenses(b)......................         --             --          7,982             --             --
                                                        --------       --------       --------       --------       --------
Total operating expenses.............................     17,271         29,233         42,272         36,532         41,372
                                                        --------       --------       --------       --------       --------
Operating income.....................................     10,290         11,297         12,506         27,080         30,061
Interest expense(c)..................................        865          1,147          5,327          9,310          9,681
                                                        --------       --------       --------       --------       --------
Income before income taxes and minority interest.....      9,425         10,150          7,179         17,770         20,380
Provision for income taxes(d)........................      2,798          6,370          5,380          6,970          7,928
                                                        --------       --------       --------       --------       --------
Income before minority interest......................      6,627          3,780          1,799         10,800         12,452
Minority interest in earnings of subsidiaries........      1,237            848             --             --             --
                                                        --------       --------       --------       --------       --------
Net income...........................................   $  5,390       $  2,932       $  1,799       $ 10,800       $ 12,452
                                                        ========       ========       ========       ========       ========

Other Financial Data:
EBITDA(e)............................................   $ 10,723       $ 12,066       $ 13,569       $ 28,561       $ 31,775
Adj. EBITDA(f).......................................   $ 10,723       $ 19,035       $ 25,643       $ 28,635       $ 31,831
Adj. EBITDA margin(g)................................       10.4%          13.0%          12.8%          12.4%          12.4%
Depreciation & amortization..........................   $    433       $    769       $  1,063       $  1,481       $  1,700
Capital expenditures.................................   $    513       $  1,534       $    938       $  2,740       $  1,770
Ratio of Adj. EBITDA to interest expense.............       12.4x          16.6x           4.8x           3.1x          3.3x
Ratio of total debt to Adj. EBITDA...................        1.1x           1.0x           3.8x           3.3x          2.8x
Other Data:
Distribution centers.................................         20             29             32             36             37
Comparable center sales growth(h)....................       21.0%          20.8%          21.3%          12.4%           9.2%
Active customers(i)..................................     16,659         24,521         27,300         30,500         31,250

                                                                                       Fiscal Year
                                                                 ---------------------------------------------------------
                                                                   1996        1997         1998        1999        2000
                                                                 --------    --------     --------    --------    --------
                                                                                 (dollars in thousands)
Cash Flow Data:
Net cash provided by (used in) operating activities............  $    785    $  6,304     $(12,616)   $  9,174    $  5,951
Net cash used in investing activities..........................      (493)     (9,575)        (865)     (3,993)     (1,770)
Net cash provided by (used in) financing activities............     2,083       4,946       10,525      (5,325)     (7,676)

Balance Sheet Data:
Working capital................................................  $ 14,456    $ 25,617     $ 37,921    $ 40,131    $ 38,232
Operating working capital(j)...................................    20,065      29,487       38,877      42,732      48,328
Total assets...................................................    32,936      57,254       73,867      80,440      85,165
Redeemable preferred stock.....................................        --          --       37,309      42,908      44,509
Total debt.....................................................    12,253      18,997       98,700      94,100      90,500
Stockholders' equity (deficit).................................    11,035      25,568      (81,816)    (77,798)    (71,093)

______________________
(a) 1997 data reflects (i) charges of $6.3 million for the difference between the fair market value of stock exchanged by minority stockholders in connection with the Reorganization (as described below in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations") and the recorded basis of minority stockholder interests consisting of amounts paid by such stockholders for their stock in the Company's subsidiaries and their allocated earnings reflected as charges to minority interest in earnings of subsidiaries through June 30, 1997 and
     (ii) with respect to stock options granted in July 1997, charges of $0.6 million representing the difference between the fair market value of Common Stock and the exercise price of the related options at the respective date of grant. 1998 data reflects a charge of $4.1 million for the redemption of stock options as part of the Recapitalization for the difference between the redemption price and the exercise price of the stock options less any previously recognized charge related to the grant of the stock options.
(b) Transaction costs related to the Recapitalization that occurred in July of 1998. See Note 1 to the Company's audited consolidated financial statements.
(c) Interest expense in 1998 through 2000 includes amortization of deferred financing fees.
(d) As part of the Common Control Mergers (as defined in Item 7) the Company acquired certain operations that were not previously subject to federal income taxes. Income from these operations subsequent to the Reorganization are subject to federal income taxes.
(e) EBITDA represents net income before depreciation and amortization, interest expense and income tax expense. EBITDA is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. The Company has included a measurement based on EBITDA because it is one way in which the Company monitors its performance and because it is commonly used by certain investors and analysts to (i) analyze and compare companies on the basis of operating performance, leverage and liquidity and (ii) determine a company's ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, income from operations or cash flow as an indication of the Company's operating performance, nor does it represent funds available for management's discretionary use. EBITDA presented by the Company may not be comparable to EBITDA defined and presented by other companies.
(f) Adjusted EBITDA represents net income before depreciation and amortization, interest expense, income tax expense, recapitalization expenses and stock based compensation charges. Adjusted EBITDA is not a measure of performance under generally accepted accounting principles, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. The Company has included a measurement based on Adjusted EBITDA because it is one way in which the Company monitors its performance and because it is commonly used by certain investors and analysts to (i) analyze and compare companies on the basis of operating performance, leverage and liquidity and (ii) determine a company's ability to service debt. In addition, certain covenants in the Certificate of Designation are based upon a concept similar to Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, income from operations or cash flow as an indication of the Company's operating performance, nor does it represent funds available for management's discretionary use. Adjusted EBITDA presented by the Company may not be comparable to Adjusted EBITDA defined and presented by other companies.
(g)  Represents ratio of Adjusted EBITDA to net sales.
(h) Does not include centers acquired through the Nationwide Acquisition (as described below in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").
(i) Includes those customers who have placed at least two orders over the previous 12 month period.
(j) Operating working capital represents current assets, excluding cash, less current liabilities, excluding the current portion of long-term debt and note payable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     Century has grown through a combination of increasing sales at its existing distribution centers, by opening new distribution centers and through the acquisition of Nationwide Apartment Supply, Inc. and Champion Blind and Drapery, Inc. As part of its strategy of expanding into new geographic markets, the Company opened 22 new distribution centers from 1994 through 2000. Historically, a typical center breaks even within three years of opening, and operating margins continue to improve as the center's revenue grows. In July 1997, the Company acquired Nationwide (the "Nationwide Acquisition"), which added 11 distribution centers principally in the midwestern United States, three of which were consolidated into existing Century centers. In April 1999, the Company acquired Champion Blind and Drapery, Inc. for a cash price of $1,550,000.

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

     On July 8, 1998, the Company entered into a credit agreement (the "Credit Facility") providing for a $100.0 million secured term loan facility (the "Term Loan Facility"), which was funded in connection with the consummation of the Recapitalization, and a $25.0 million revolving loan facility (the "Revolving Credit Facility"). The Revolving Credit Facility will be available to the Company and its subsidiaries (i) for future working capital and general corporate purposes, (ii) to finance certain permitted acquisitions, and (iii) for issuing commercial and standby letters of credit. On July 14, 2000, the Credit Facility was amended allowing the Company more flexibility in meeting minimum leverage ratio, interest coverage ratio, fixed charge ratio, and minimum EBITDA covenants thereunder.

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

                                                                   Fiscal Year
                                                        ----------------------------------
                                                           1998        1999        2000
                                                        ----------  ----------  ----------
Net sales.............................................. $ 200,488   $ 231,382   $ 257,262
Cost of goods sold.....................................   145,710     167,770     185,829
                                                        ---------   ---------   ---------
 Gross profit..........................................    54,778      63,612      71,433
Selling, general and administrative expenses...........    30,198      36,458      41,316
Stock compensation charges - SGA.......................     4,092          74          56
Recapitalization expenses..............................     7,982          --          --
                                                        ---------   ---------   ---------
 Total operating expenses..............................    42,272      36,532      41,372
Operating income.......................................    12,506      27,080      30,061
Interest expense.......................................     5,327       9,310       9,681
                                                        ---------   ---------   ---------
Income before income taxes.............................     7,179      17,770      20,380
Provision for income taxes.............................     5,380       6,970       7,928
                                                        ---------   ---------   ---------
Net income............................................. $   1,799   $  10,800   $  12,452
                                                        =========   =========   =========

                                                                   Fiscal Year
                                                        ----------------------------------
                                                           1998        1999        2000
                                                        ----------  ----------  ----------
Net sales..............................................    100.0%      100.0%      100.0%
Cost of goods sold.....................................     72.7        72.5        72.2
                                                          ------      ------      ------
 Gross profit..........................................     27.3        27.5        27.8
Selling, general and administrative expenses...........     15.1        15.8        16.1
Stock compensation charges - SGA.......................      2.0         0.0         0.0
Recapitalization expenses..............................      4.0          --          --
                                                          ------      ------      ------
 Total operating expenses..............................     21.1        15.8        16.1
Operating income.......................................      6.2        11.7        11.7
Interest expense.......................................      2.7         4.0         3.8
                                                          ------      ------      ------
Income before income taxes.............................      3.6         7.7         7.9
Provision for income taxes.............................      2.7         3.0         3.1
                                                          ------      ------      ------
Net income.............................................      0.9%        4.7%        4.8%
                                                          ======      ======      ======

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Net sales for fiscal 2000 were $257.3 million, an increase of $25.9 million or 11.2% over fiscal 1999. This increase in net sales was primarily due to comparable center growth, the opening of four new distribution centers in 1999 and one new center in 2000 and the acquisition of Champion Blind and Drapery, Inc. in April of 1999.

     The Company's gross profit for fiscal 2000 was $71.4 million, an increase of $7.8 million or 12.3% over fiscal 1999. This increase in gross profit was primarily due to the increase in net sales as discussed above. As a percentage of net sales, the Company's gross profit increased slightly to 27.8% in fiscal 2000 from 27.5% in fiscal 1999.

     Selling, general and administrative expense, consisting primarily of payroll, occupancy and vehicle expenses totaled $41.3 million in fiscal 2000, an increase of $4.9 million or 13.3% over fiscal 1999. As a percentage of net sales, selling, general and administrative expense increased slightly to 16.1% in fiscal 2000 from 15.8% in fiscal 1999. This increase was primarily due to the new center openings, and expansion of the blind business.

     Interest expense for fiscal 2000 was $9.7 million, an increase of $0.4 million or 4.0% from fiscal 1999, due to an increase in interest rates on the Company's variable rate debt.

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

     Selling, general and administrative expense, consisting primarily of payroll, occupancy and vehicle expenses totaled $36.5 million in fiscal 1999, an increase of $6.3 million or 21.0% over fiscal 1998. As a percentage of net sales, selling, general and administrative expense increased to 15.8% in fiscal 1999 from 15.1% in fiscal 1998. This increase was primarily due to the new center openings, consolidation of certain administrative functions and the conversion of the MIS system.

     Interest expense for fiscal 1999 was $9.3 million, an increase of $4.0 million or 74.8% from fiscal 1998, due to the additional debt incurred in the Recapitalization.

Liquidity and Capital Resources

     The Company's primary capital requirements have been the funding of its continued distribution center expansion program, inventory requirements and the development and implementation of customized information systems. From 1994 to 2000, the Company opened 22 new distribution centers. The Company has financed its growth through a combination of internally generated funds and borrowings.

     In fiscal 2000, net cash provided by operating activities was $6.0 million due primarily to increasing sales volume. Net cash used in investing activities in fiscal 2000 was $1.8 million and was comprised primarily of capital expenditures. Net cash used in financing activities in fiscal 2000 was $7.7 million, comprised of repayments of long-term debt, the purchase of preferred stock and the exercise of stock options.

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

     The Company currently anticipates that its capital expenditures, excluding potential acquisitions, for 2001 and 2002 will be approximately $2.0 million in each year. Inventories were $37.5 million as of December 31, 2000 and $33.5 million at December 31, 1999. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same day or next day filling of most orders. The Company anticipates that its inventory levels will continue to increase primarily to support higher sales volumes and new center openings. Trade accounts receivable, net of allowances were $28.7 million at December 31, 2000 and $26.1 million at December 31, 1999. The Company generally offers 30-day credit terms to its customers. The Company's working capital requirements are typically higher in the second and third quarters to meet seasonal demand. This is due primarily to the fact that more people move during the summer months when school is out, causing apartment managers to purchase more supplies to make apartments ready for new occupants. Also, hot summer months translate into a higher volume of HVAC sales due to the need for air conditioning parts.

     The Company has outstanding indebtedness consisting of borrowings of $86.1 million under the Term Loan Facility. The Company has access to a total of $25.0 million through the Revolving Credit Facility. As of March 30, 2001, the Company had no outstanding borrowings under the Revolving Credit Facility. The Tranche A Term Facility will mature on July 8, 2003 and the Tranche B Term Facility will mature on July 8, 2005. Annual required principal payments on the Term Loan Facility are $10.1 million, $13.6 million, $18.8 million, $28.5 million and $17.0 million over the next five years. The Revolving Credit Facility will mature on July 8, 2003. The interest rate under the Credit Facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 2.75% (for the Tranche B Term Facility) per annum or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 1.75% (for the Tranche B Term Facility) per annum. Pursuant to the terms of the credit facility, because the Company achieved certain performance goals, rates under the Tranche A Term Facility and the Revolving Credit Facility and the commitment fee have been reduced in increments as agreed. The Company also covenanted to enter into specified interest rate protection arrangements, including interest rate swaps, to reduce the Company's exposure to fluctuations in the rates of interest payable under the Credit Facility. In mid-July, 1998, the Company entered into such interest rate swap transactions with respect to $50.0 million of borrowings under the Term Loan Facility, which became effective September 30, 1998. At March 30, 2001 the interest rate for the Revolving Credit Facility was 9.25%, the Tranche A Facility was 7.375% and the Tranche B Facility was 7.875%. The interest rate for the portion of the Term Loan Facility under the interest rate swap is 8.54% for $13.875 million under the Tranche A Facility and

8.81% for $29.9 million under the Tranche B Facility. A commitment fee of 0.5% per annum will be charged on the unused portion of the Credit Facility. The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company and its subsidiaries (including the capital stock of the Company's subsidiaries).

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

     The Credit Facility contains covenants restricting the ability of the Company and the Company's subsidiaries to, among other things, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock,
(iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures, (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA and (e) an interest coverage ratio. The Credit Facility was amended on July 14, 2000 to provide the Company more flexibility in meeting the maximum leverage ratio, interest coverage ratio, fixed charge ratio, and minimum EBITDA covenants thereunder.
The Company is in compliance, as of March 30, 2001, with the provisions of the Credit Facility.

     In connection with the Recapitalization, the Company issued 280,000 shares of its Initial Preferred Stock with an aggregate liquidation preference of $28.0 million, and 120,000 shares of preferred stock issued pursuant to the Private Placement, with an aggregate liquidation preference of $12.0 million. On February 19, 1999, the Initial Preferred Stock was exchanged for the Company's Series C 13 1/4% Senior Exchangeable PIK Preferred Stock due 2010 which has been registered under the Securities Act pursuant to the Company's Registration Statement on Form S-4, as amended, effective January 21, 1999 (File Number 333-62635). At the election of the Company, dividends on the Exchange Preferred Stock may be paid in kind until July 1, 2003 and thereafter must be paid in cash. In 1999, the Company issued 53,656 shares of additional Exchange Preferred Stock as payment-in-kind for dividends on the Exchange Preferred Stock. On January 1, 2000 and July 1, 2000 the Company issued 30,052 shares and 32,043 shares, respectively, of additional Exchange Preferred Stock as payment-in-kind for dividends on the Exchange Preferred Stock. The Credit Facility currently prohibits the payment of cash dividends on the Exchange Preferred Stock. The Exchange Preferred Stock is mandatorily redeemable upon a change of control and on July 1, 2010. In September 2000, the Company repurchased 51,573 shares of its redeemable exchangeable preferred stock for $3,906,655.

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

New Accounting Standard

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The Company was required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported as OCI will be reclassified to earnings in the periods in which earnings are impacted by the hedged item.

     The Company has determined the effect of implementing SFAS No. 133 is a charge to OCI of $946,942. There was no impact on the Company's results of operations from the implementation of SFAS No. 133.

     The Company adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") "Accounting for Shipping and Handling Fees and Costs" during the fourth quarter of 2000. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. The adoption of EITF No. 00-10 had no effect on the Company's classification of shipping and handling fees.

     The Company adopted the provisions of Staff Accounting Bulletin ("SAB") No. 101 issued by the Staff of the Securities and Exchange Commission. The impact of adopting SAB No. 101 was not material to the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks.

     Quantitative Disclosures. The Company is exposed to certain market risks inherent in its financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to the Company's acquisitions of related businesses. Certain of the Company's financial instruments are fixed rate, short-term investments which are held to maturity. The Company is subject to interest rate risk on its existing long-term debt and any future financing requirements. The Company's variable rate debt relates to borrowings under the Credit Facility (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"). Notional amounts related to interest rate swaps are used to calculate cash flows to be exchanged under the swap agreement.

     The following table presents the future principal cash flows and weighted-average interest rates expected on Century's existing long-term debt instruments and interest rate swaps.

             Principal (Notional) Amount by Expected Maturity Date
                           (as of December 31, 2000)

                                                                                                                         Fair Value
                                                                                                                         at Dec 31,
                              Fiscal 2001   Fiscal 2002   Fiscal 2003   Fiscal 2004   Fiscal 2005   Thereafter    Total     2000
                            --------------------------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
Liabilities
Long-term Debt,
including current portion
    Variable Rate Debt....   $     9,500   $    13,000   $     7,000   $        --   $        --   $        --    $29,500    $29,500
    Interest Rate.........    LIBOR+2.50%   LIBOR+2.50%   LIBOR+2.50%   LIBOR+2.50%

Long-term Debt,
including current portion
    Variable Rate Debt....   $       600   $       600   $    11,800   $    28,500   $    17,000   $        --    $58,500    $58,500
    Interest Rate.........    LIBOR+2.75%   LIBOR+2.75%   LIBOR+2.75%   LIBOR+2.75%   LIBOR+2.75%   LIBOR+2.75%



Interest Rate Derivative
Instruments Related to
Debt
Interest Rate Swaps

                                                                                                                       at Dec 31,
                              Fiscal 2001  Fiscal 2002  Fiscal 2003   Fiscal 2004   Fiscal 2005   Thereafter   Total      2000
                              -----------  -----------  -----------   -----------   -----------   ----------  ------   ----------
                                                                (Dollars in thousands)

  Pay Fixed/Receive
  Variable (Notional
  Amounts)(a)..............        $13,875
  Pay Rate.................           8.54%
  Receive Rate.............    LIBOR+2.50%                                                                                $   313

Interest Rate Swaps
  Pay Fixed/Receive
  Variable (Notional
  Amounts).................        $29,925
  Pay Rate.................           8.81%
  Receive Rate.............     LIBOR+2.75%                                                                               $   634

_____________________
(a) Notional amounts are averages of the quarterly settlement amounts which decline quarterly over the life of the swap from $14.7 million at December 31, 2000 to $13 million at September 30, 2001.

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

Item 8.   Financial Statements and Supplementary Data.

        See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Report of Form 8-K."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

        The following table sets forth information regarding the executive officers and directors of the Company as of March 30, 2001:


Name                         Age     Position with the Company
----                         ---     -------------------------
Dennis C. Bearden..........   50     Chief Executive Officer and Director
Richard E. Penick..........   44     Chief Financial Officer and Director
Don R. Hodina..............   47     Chief Operating Officer
Mark J. Doran..............   37     Director
William C. Johnson.........   61     Director
Jon D. Ralph...............   36     Director
J. Frederick Simmons.......   46     Director
Ronald P. Spogli...........   53     Director

        Dennis C. Bearden is Chief Executive Officer and director of the Company. Mr. Bearden has held these positions since the Company's inception in 1988. Mr. Bearden entered the multifamily apartment market in 1973 by forming Century Airconditioning Supply, Inc., which sold air conditioning components to apartment communities in the Houston area.

     Richard E. Penick is Chief Financial Officer, a position he has held since joining the Company in September 1992, and became a director in July 1998. Prior to joining the Company, Mr. Penick was a principal for the accounting firm of Penick and Penick. He has provided accounting and other professional services to Mr. Bearden and the Company since 1977. Mr. Penick is a Certified Public Accountant.

     Don R. Hodina is Chief Operating Officer, a position he has held since February 2000. Mr. Hodina has been with the Company since July 1997 following the acquisition of Nationwide Apartment Supply. Mr. Hodina served as President of Nationwide from its inception in 1992 until February 2000. In 1985, Mr. Hodina formed Maintenance Headquarters in Indianapolis which became Nationwide Apartment Supply in 1992.

     Mark J. Doran has served as a director of the Company since July 1998. Mr. Doran joined an affiliate of FS&Co. in 1988 and became a general partner in 1998, where his responsibilities include analyzing potential investments and participating in strategic and financial initiatives as they relate to portfolio companies. Prior to joining FS&Co., Mr. Doran spent two years at Kidder, Peabody & Co. Incorporated where he served as a Corporate Finance Analyst in the High Yield Bond Department. Mr. Doran is also a director of AFC Enterprises, Inc. and Advance Stores Company Incorporated.

     William C. Johnson has served as a director of the Company since July 1998. Mr. Johnson served as Chief Executive Officer of Grolier Incorporated, a publishing and printing company, from March 1990 to December 1994, and served as Chairman of the Board and Chief Executive Officer of Fingerhut Corporation, a retail catalog company, from 1982 to 1989. Mr. Johnson was a director of Brylane Inc., a retail catalog company, from 1994 to 1999 and served as its Vice Chairman from June 1995 to April 1998.

     Jon D. Ralph has served as a director of the Company since July 1998. Mr. Ralph joined an affiliate of FS&Co. in 1989 and became a general partner in January 1998, where his responsibilities include analyzing potential investments and participating in strategic and financial initiatives as they relate to portfolio companies. Prior to joining FS&Co., Mr. Ralph spent three years at Morgan Stanley & Co. Incorporated where he served as an Analyst in the Investment Banking Division. Mr. Ralph is also a director of Envirosource, Inc., The Pantry, Inc., River Holding Corp. and Hudson Respiratory Care Inc.

     J. Frederick Simmons has served as a director of the Company since July 1998. Mr. Simmons joined an affiliate of FS&Co. in 1986 and became a general partner in 1991, where his responsibilities include analyzing potential investments and participating in strategic and financial initiatives as they relate to portfolio companies. Mr. Simmons is also a director of Envirosource, Inc.

     Ronald P. Spogli has served as a director of the Company since July 1998. Mr. Spogli is a founding partner of an affiliate of FS&Co., which he founded in 1983, where his responsibilities include analyzing potential investments and participating in strategic and financial initiatives as they relate to portfolio companies. Mr. Spogli also serves on the Boards of Directors of AFC Enterprises, Inc., Envirosource, Inc. and Hudson Respiratory Care Inc.

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

Item 11.  Executive Compensation.

     The following table sets forth the compensation earned by the Company's Chief Executive Officer and the two other most highly compensated executive officers who earned salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 1998, 1999 and 2000 (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                                                                                Long Term
                                                                                               Compensation
                                                         Annual Compensation                      Awards
                                                  ------------------------------------------  -------------
                                                                                               Securities
                                        Fiscal                                  Other Annual   Underlying       All Other
Name and Principal Position              Year      Salary       Bonus        Compensation(1)   Options/SARs    Compensation(2)
---------------------------             ------    --------    --------       ---------------   ------------    ---------------
Dennis C. Bearden                        2000     $125,000    $     --           $  --               --        $    12,750
 Chief Executive Officer                 1999      125,000          --              --               --             12,750
                                         1998      125,000          --              --          180,000(3)          12,750

Richard E. Penick                        2000     $115,000    $     --           $  --            4,800(3)     $   228,783
 Chief Financial Officer                 1999      115,000      50,000              --               --             12,750
                                         1998      106,923      50,000              --           48,000(3)         296,629

Don R. Hodina                            2000     $146,344    $     --           $  --               --        $    12,750
 Chief Operating Officer                 1999      104,840          --              --               --             12,750
                                         1998       99,996          --              --               --          1,124,476

_______________
(1) During 2000, no Named Executive Officer received perquisites and other personal benefits, securities or property in an aggregate amount in excess of the lesser of $50,000 or 10% of the total of such Officer's salary and bonus nor did any such Officer receive any restricted stock award or stock appreciation right.
(2) Represents (a) the annual lease table value of company car and matching contributions by the Company under its 401(k) plan, in the amount of $12,750 each for Mr. Bearden, Mr. Penick and Mr. Hodina, respectively, for 1998, 1999 and 2000, (b) the value of options under the Company's 1997 Stock Incentive Plan that were exercised by Mr. Penick in July, 2000 in the amount of $216,033, and (c) the value of options under the Company's 1997 Stock Incentive Plan that were canceled for a cash payment in July 1998 in connection with the Recapitalization, in the amounts of $0, $288,102 and $1,120,476 for Mr. Bearden, Mr. Penick and Mr. Hodina, respectively. See "--Stock Option Plan--1997 Stock Incentive Plan."
(3) Represents Options granted under the 1998 Nonqualified Stock Option Plan in 1998 and 2000.

Option Grants in the Last Fiscal Year

       The following table provides summary information regarding stock options granted during the year ended December 31, 2000 to each of the Company's Named Executive Officers. The potential realizable value is calculated assuming that the fair market value of the Company's Common Stock appreciates at the indicated annual rate compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price. The assumed rates of appreciation are mandated by the rules of the SEC and do not represent the Company's estimate of the future prices or market value of the Company's Common Stock.

                     Option Grants in the Last Fiscal Year

                                      Percent of
                                         Total                                  Potential Realizable Value at
                        Number of       Options                                     Assumed Annual Rates of
                        Securities     Granted to                               Price Appreciation for Option
                        Underlying     Employees                                            Term
                         Options       in Fiscal                                -----------------------------
      Name              Granted(1)        Year        Exercise   Expiration           5%              10%
-----------------       ----------    -----------     --------   ----------     ------------      -----------
Richard E. Penick.....     4,800          5.3%         $10.00     6/15/07           $4.07            $9.49

_______________
(1) Option grants were made under the 1998 Nonqualified Stock Option Plan and are exercisable in three equal annual increments beginning on July 9, 2000.

Aggregated Option Exercises and Fiscal Year-End Option Values

     The following table sets forth information with respect to option exercises during the year ended December 31, 2000 and the number and value of exercisable and unexercisable options held as of December 31, 2000 by each of the Named Executive Officers.

    Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                                 Number of Securities
                                                               Underlying Unexercised              Value of Unexercised
                                                                     Options at                   In-the-Money Options at
                                Shares                           December 31, 2000(#)             December 31, 2000($)(1)
                              Acquired on         Value       --------------------------       ----------------------------
         Name                 Exercise(#)      Realized($)    Exercisable  Unexercisable       Exercisable    Unexercisable
----------------------        -----------      -----------    -----------  -------------       -----------    -------------
Dennis C. Bearden.....             --                --            --        180,000              $  --           $  --
Richard E. Penick.....         34,510(2)        216,033         5,600         47,200                 --              --

_______________
(1) Value is determined by subtracting the exercise price from the fair market value of a share of the Company's Common Stock, which as of December 31, 2000 was $10.00, as determined by the Company.
(2) Represents 34,510 shares that were acquired upon the exercise of options granted under the 1997 Stock Incentive Plan and 52,800 Options granted under the 1998 Stock Option Plan, 5,600 of which are vested and exercisable.


Employment Agreements with Messrs. Bearden and Penick

     On July 8, 1998, the Company entered into employment agreements with Dennis
C. Bearden and Richard E. Penick, and a noncompete agreement with Mr. Bearden (which noncompete agreement also binds Century Airconditioning Supply, Inc. and Air Management Supply, Inc. See "Item 13. Certain Relationships and Related Transactions--Noncompete Agreement"). Mr. Bearden and Mr. Penick receive an annual base salary in the amount of $125,000 and $115,000, respectively, as well as an annual cash bonus (either pursuant to a bonus or incentive plan of the Company or otherwise) in an amount to be determined by the Board (or a committee thereof) in its sole discretion. Pursuant to the employment agreements, in the event that employment is terminated by the Company without "cause" (as defined therein), or if the employee resigns for "good reason" (as defined therein), the Company will be required to pay such employee's base salary (and to continue certain benefits) for 24 months, and to pay a portion of the employee's annual bonus, based on the previous year's bonus, accrued up to the date of termination. In addition, in the event that employment is terminated by the Company without "cause" or if the employee resigns for "good reason," and a Change in Control (as defined therein) of the Company has occurred within the two year period preceding such date of termination, then, in addition to the obligations of the Company to continue such employee's benefits and to pay the portion of the employee's annual bonus as described above, but in lieu of the Company's obligation to continue to pay such employee's base salary for the 24-month period following such date of termination, the Company shall be required to pay to the employee, in a lump sum in cash within 30 days after the date of such termination, an amount equal to two times the sum of the employee's base salary (as in effect on the date of termination or such higher rate as may have been in effect at any time during the 90 day period preceding the date of termination) and the annual bonus paid to such employee for the Company's last full fiscal year. The employment agreements also impose restrictions relating to the disclosure of confidential information and prohibit the employee from knowingly becoming involved in a conflict of interest with the Company.

Compensation of Directors

     Directors of the Company receive no compensation as directors. Directors are reimbursed for their reasonable expenses in attending meetings.

Retirement Plan

     Employees of the Company may contribute to a 401(k) plan. Employees must have 12 months of service and must have attained age 21 to be eligible to participate in the 401(k) plan and may contribute a minimum of 2.0%, up to a maximum of 15.0% of their annual compensation. The Company matches contributions at a rate of 50.0% for contributions by the employee, up to 8.0% of such employee's compensation. The Company contributed approximately, $403,000, $447,000 and $382,000 in 1998, 1999 and 2000 respectively, as matching funds to the plan. No discretionary, lump-sum contributions were made in 1998, 1999 and 2000.

Compensation Committee Interlocks and Insider Participation

     The Board of Directors of the Company determines the compensation of the executive officers.

Stock Option Plan

     1997 Incentive Stock Plan

     In July 1997, the Company established the 1997 Incentive Stock Plan (the "Stock Option Plan"), pursuant to which options may be granted to eligible employees of the Company or its subsidiaries for the purchase of an aggregate of 1,000,000 shares of Common Stock of the Company. The Stock Option Plan is administered by the Board of Directors (the "Board"). The Board has the power to determine which eligible employees will receive stock option rights, the timing and manner of the grant of such rights, the exercise price, the number of shares to be covered by the option, and the type and terms of the options. The Board may, at any time, terminate or amend the Stock Option Plan, provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options. All outstanding options under the Stock Option Plan were exercised on July 1, 2000. See "Item 13. Transactions with Management."

     1998 Nonqualified Stock Option Plan

     In connection with the Recapitalization, the Company adopted the 1998 Nonqualified Stock Option Plan, (the "Nonqualified Stock Option Plan"), pursuant to which options may be granted to eligible employees of the Company for the purchase of an aggregate of 1,642,500 shares or 13% of Common Stock of the Company. The Nonqualified Stock Option Plan is administered by the Board. The Nonqualified Stock Option Plan and each outstanding option thereunder are subject to termination in the event of a change in control of Century, as more particularly described in the Nonqualified Stock Option Plan. In addition, all options granted pursuant to the Nonqualified Stock Option Plan terminate 30 days after termination of employment (unless termination was for cause, in which event an option terminates immediately) or 180 days in the event of termination due to death or disability. The sale of shares received upon the exercise of options are subject to rights of refusal first in favor of the Company and then in favor of Mr. Bearden and FS&Co. on a pro rata basis. In addition, any shares received upon exercise of an option are subject to a repurchase right in favor of the Company at the greater of cost or book value for a period of six months after termination of the optionee's employment (provided, that if employment is terminated due to death or disability, such shares shall be repurchased for fair market value as determined in good faith by the Board). Shares received upon the exercise of options are subject to certain obligations to sell at the request of FS&Co., should FS&Co. propose to sell all or a substantial portion of its interest in the Company to a third-party buyer (with the purchase terms for the optionee and FS&Co. to be identical), or should the optionee's employment or other relationship with the Company terminate. Such shares also possess certain co-sale rights in favor of the optionee should FS&Co. propose to sell all or any portion of its interest in the Company to a third-party buyer, upon the same terms as those offered by such buyer to FS&Co. The rights of first refusal, repurchase rights and co-sale rights will terminate upon the Company's initial public offering.

     Options to purchase 5.0% of the initial outstanding shares of Century's Common Stock ("Time Vesting Options"), which can be granted in 1.0% annual increments, would vest over a three-year period from date of grant in equal annual installments or, alternatively, granted options will vest in full upon a sale of the Company. Time Vesting Options will terminate on the seven-year anniversary of the grant date. These options will be granted at an exercise price equal to the then estimated fair market value of the Company's Common Stock (as determined by the Board). As discussed below, the Company granted a portion of these Time Vesting Options on June 15, 2000 to certain employees to purchase 90,900 shares of Common Stock of the Company at an exercise price of $10.00 per share with an expiration date of seven years after the date of grant. These Time Vesting Options vest over a three-year period, with the first vesting date occurring on July 9, 2000 and all options vesting in full on July 9, 2002. No compensation expense was recorded at the date of grant of these Time Vesting Options. In addition, options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $10.00 per share were granted to Mr. Johnson, who became a director of the Company upon consummation of the Recapitalization, which options were fully vested on the date of grant.

     Options to purchase approximately 6.5% of the initial outstanding shares of the Company's Common Stock at an exercise price of $10.00 per share ("Performance Options") are earned in installments based upon satisfaction of financial performance targets over a four-year period. The Performance Options will terminate on the seven-year anniversary of the grant date.

     In addition, options to purchase approximately 1.5% of the initial outstanding shares of the Company's Common Stock at an exercise price of $10.00 per share ("Bearden Performance Options") have been granted to Mr. Bearden and are earned in installments based upon satisfaction of financial performance targets over a three-year period. However, the Bearden Performance Options will not become exercisable until one year after the vesting date, which is the same date such options are earned (except in the event of a sale of the Company, in which case the one year delay will become inapplicable), and will terminate on the seven-year anniversary of the grant date.

     On June 15, 2000, the Company granted non-qualified options to purchase 90,900 shares of Common Stock of the Company at an exercise price of $10.00 per share with an expiration date of seven years after the date of grant. The stock options granted vest over a three year period, with the first vesting date occurring on July 9, 2000 and all options vesting in full on July 9, 2002.

     As of December 31, 2000, options representing the right to purchase an aggregate of 536,400 shares of the Company's Common Stock have been granted under the Option Plan to individuals other than the Named Executive Officers set forth in the table above. 456,000 of these options are Performance Options and 80,400 of these options are Time Vested Options, as described above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information, as of March 30, 2001, with respect to the beneficial ownership of capital stock of the Company by (i) each person who beneficially owns more than 5% of such shares, (ii) each of the Named Executive Officers, (iii) each director of the Company and (iv) all of the Named Executive Officers and directors of the Company as a group.

     Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, the shares of Common Stock subject to options and warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 30, 2001 are deemed outstanding, while these shares are not deemed outstanding for computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The address for those individuals for which an address is not otherwise indicated is c/o Century Maintenance Supply, Inc., 10050 Cash Road, Suite 1, Stafford, Texas 77477.

     The percentages of Common Stock and Series B Preferred Stock beneficially owned are based on 12,209,028 shares of Common Stock and 164,977.96 shares of Series B Preferred Stock outstanding as of March 30, 2001.

                                                                                                                   Percent of
                                                                                                                  all Preferred
                                                    Shares of Common      Percent of     Shares of Series B           Stock
    Name of Beneficial Owner                              Stock             Class         Preferred Stock          Outstanding
-------------------------------------               ----------------     -----------    --------------------     ---------------
Freeman Spogli & Co. LLC(1)......................      6,912,501            56.1%             54,992.65(5)             11.1%
    Ronald P. Spogli(1)
    J. Frederick Simmons(1)
    Mark J. Doran(1)
    Jon D. Ralph(1)
Dennis C. Bearden(2).............................     3,749,999             30.4%            109,985.31(5)             22.2%
Don R. Hodina....................................            --              --                      --                  --
Richard E. Penick(3).............................        63,470              1.0%                    --                  --
William C. Johnson(4)............................       127,083              1.0%                    --                  --
All Named Executive Officers and.................    10,853,053             88.5%            164,977.96(5)             33.3%
 directors of the Company as a group
 (8 individuals)(6)

_____________________
(1) Represents shares of Common Stock that are held of record by FS Equity Partners IV, L.P. ("FSEP IV"). As general partner of FSEP IV, FS Capital Partners LLC ("FS Capital LLC") has the sole power to vote and dispose of the shares owned by FSEP IV. Messrs. Spogli, Simmons, Doran and Ralph and Bradford M. Freeman, William M. Wardlaw, John M. Roth, Charles P. Rullman and Todd W. Halloran are the sole managing members of FS Capital LLC, and as such, may be deemed to be the beneficial owners of the shares of the Common Stock and rights to acquire the Common Stock owned by FSEP IV. The business address of Freeman Spogli & Co. LLC, FSEP IV, FS Capital LLC, and its sole managing members is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025.
(2) Consists of 3,749,999 shares of Common Stock held by Century Airconditioning Supply, Inc., an entity that is wholly-owned by Mr. Bearden.
(3) Includes 5,600 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days of March 30, 2001.
(4) Includes 52,083 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days of March 30, 2001.
(5) Shareholders of Series B Preferred Stock received payment in kind dividends that are issued in fractional shares semi-annually. The number of shares listed in the chart was rounded to two decimal places.
(6) Includes 6,912,501 shares of Common Stock and 54,992.65 shares of Series B Preferred Stock held by affiliates of Freeman Spogli & Co. LLC and 57,683 shares of Common Stock issuable with respect to options granted to executive officers and directors that are exercisable within 60 days of March 30, 2001.

Item 13.  Certain Relationships and Related Transactions.

Shareholders' Agreement

     Amended Shareholders Agreement

     The stockholders of the Company's Common Stock were parties to a shareholders' agreement with the Company and Mr. Bearden which was amended and restated in July 1998 (the "Amended Shareholders' Agreement"). Under the Amended Shareholders' Agreement, all Continuing Stockholders (other than Mr. Bearden) were granted "tag along" rights which provide that if FS&Co. or Mr. Bearden sell all or any part of their shares of the Company's Common Stock to a third party, the non-selling stockholders have the right to sell up to the same percentage of their shares to that third party on the same terms and conditions. The non-selling stockholders only have tag along rights on a sale by Mr. Bearden if FS&Co. exercises its own tag along rights. These rights terminate upon the Company's initial public offering.

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

     There are employees of the Company who hold Existing Options who do not currently own any of the Company's Common Stock. See "Item 11. Nonqualified Stock Option Plan." If these employees exercise their options, the shares received upon exercise will become subject to the Amended Shareholders' Agreement.

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

Payments Relating to the Recapitalization

     Executive officers of the Company who are also stockholders received payments of an aggregate of approximately $155.5 million in connection with the Recapitalization, including payments to Messrs. Bearden, Penick and Hodina in the amount of $152.2 million, $0.7 million and $1.1 million, respectively. All Continuing Stockholders and Company option holders, including such executive officers, received payments of approximately $178.3 million in connection with the Recapitalization. FS&Co. received a transaction fee of $4.0 million.

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

Transactions with Management

     The Company leases facilities in Houston, Phoenix, San Antonio, Tucson, and Newport News from Dennis C. Bearden, the Chief Executive Officer of the Company, or an entity affiliated with or controlled by Mr. Bearden. All of these leases are at market terms. Lease expense for leases with affiliates has been $0.5 million, $0.6 million, $0.8 million and $0.8 million for fiscal 1997, 1998, 1999 and 2000, respectively. In addition, the Company was a party to the Common Control Mergers.

     On July 1, 2000, certain employees exercised options to purchase 147,389 shares of Common Stock granted pursuant to the Company's 1997 Stock Incentive Plan for an exercise price of $1.74 per share. Mr. Penick exercised options to purchase 34,510 shares of Common Stock and received a loan from the Company in the amount of $60,047 to pay the exercise price for the options. The loan bears interest at 0% and has a term of 9 months.

Transactions with Century Airconditioning Supply

     The Company makes convenience sales of inventory, at cost, to CAC and purchases inventory, at cost, from CAC. In addition, CAC and the Company shared some administrative services, for which CAC paid the Company a management fee equal to a percentage of CAC's sales. The Company's revenues attributable to sales of inventory to CAC were $1.2 million, $1.2 million, $0.1 million and $0.05 million for fiscal 1997, 1998, 1999 and 2000, respectively. CAC paid management fees to the Company (with respect to shared administrative services) of $0.3 million in 1997 and 1998. No management fees were paid by CAC to the Company in 1999 and 2000.

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

Private Placement and Registration Rights

     Mr. Bearden purchased 80,000 shares of the Series B Preferred Stock with a $8.0 million aggregate liquidation preference, and FS&Co. purchased 40,000 shares of such Series B Preferred Stock with a $4.0 million aggregate liquidation preference from the Company. In connection with the Private Placement, the Company entered into an agreement (the "Private Registration Agreement") which provides that the Company will, upon the request of each of Mr. Bearden (or transferee of such shares) and FS&Co. (or its transferees), file and use its best efforts to cause to become effective registration statements for the Series B Preferred Stock, or, if issued, the Exchange Debentures issuable in exchange therefor (the "Private Registration Statements"). The Private Registration Agreement also provides that (i) the Company will bear all costs and expenses associated with filing the Private Registration Statements and using its best efforts to cause them to become effective and (ii) the Company will not file the Private Registration Statements until any exchange offer registration statement or resale shelf registration statement required by the Registration Rights Agreement have ceased to be effective and are no longer required to be effective.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Documents filed as part of this report:                                                            Page
                                                                                                             ----
          (1)  Index to the Consolidated Financial Statements:

               Reports of Independent Auditors for Century Maintenance Supply, Inc........................    F-1
               Consolidated Balance Sheets as of December 31, 1999 and December 31, 2000..................    F-3
               Consolidated Statements of Income for the Years Ended December 31, 1998,...................    F-5
                 December 31, 1999 and December 31, 2000
               Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Years.........    F-6
                 December 31, 1998, December 31, 1999 and December 31, 2000
               Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,...............    F-7
                 December 31, 1999 and December 31, 2000
               Notes to Consolidated Financial Statements.................................................    F-8

          (2)  Schedules.

               None.

          (3)  Exhibits.

   2.1*        Agreement and Plan of Merger dated as of May 5, 1998 among
               Century Acquisition Corporation, Dennis C. Bearden ("Bearden"),
               FS Equity Partners IV, LP ("FSEP IV"), the Company, and the
               shareholders of the Company.
   2.2*        First Amendment to Agreement and Plan of Merger dated June 19,
               1998 among Century Acquisition Corporation, Bearden, FSEP IV, the
               Company, and the shareholders of the Company.
   3.1*        Amended and Restated Certificate of Incorporation of Century.
   3.2*        Amended and Restated Bylaws of Century.
   3.3*        Certificate of Designation by Century dated July 8, 1998.
   4.1*        Exchange Indenture dated as of July 8, 1998 between Century and
               United States Trust Company of New York, as Trustee, with respect to the 13 1/4% Senior Subordinated Exchange Debentures due 2010
               (including form of 13 1/4% Senior Subordinated Exchange
               Debenture due 2010).
   4.2*        Registration Agreement dated July 8, 1998 between Century and
               Salomon Brothers Inc.
  10.1*        Credit Agreement dated as of July 8, 1998 (the "Credit
               Agreement") among the Company, the lenders party thereto, Salomon
               Brothers Inc. and Citicorp USA, Inc. ("Citicorp").
  10.2*        Security Agreement dated as of July 8, 1998 between the Company and Citicorp.
  10.3*        Pledge Agreement dated as of July 8, 1998 between the Company and
               Citicorp.
  10.4*        Subsidiary Guarantee Agreement dated as of July 8, 1998 between the Company and Citicorp.
  10.5*        Indemnity, Subrogation and Contribution Agreement dated as of
               July 8, 1998 between the Company and Citicorp.
  10.6*        Amended and Restated Stockholders' Agreement dated as of May 5,
               1998 among FSEP IV, Bearden, the Company and certain of its stockholders and their spouses.
  10.7*        Second Amended and Restated Stockholders' Agreement dated as of
               July 8, 1998 among FSEP IV, Bearden, the Company and certain of its stockholders and their spouses.

     10.8*     Stockholders Agreement dated July 8, 1998 among FSEP IV, William
               C. Johnson ("Johnson"), The Parthenon Group, Bearden, Century
               Airconditioning Supply, Inc. ("Century AC") and the Company.
     10.9*     Registration Rights Agreement dated July 8, 1998 among FSEP IV,
               Bearden, Century AC, the Company and certain stockholders of the
               Company.
     10.10*    Preferred Stock Registration Rights Agreement dated July 8, 1998 among FSEP IV, Bearden and the Company.
     10.11*    Preferred Stock Subscription Agreement dated July 8, 1998 among the Company, FSEP IV and Bearden.
     10.12*    1998 Nonqualified Stock Option Plan.
     10.13*    1997 Incentive Stock Plan.
     10.14*    Form of Nonqualified Stock Option Agreement for 1998 Nonqualified
               Stock Option Plan.
     10.15*    Form of Agreement for 1997 Incentive Stock Plan.
     10.16*    Executive Employment Agreement dated July 8, 1998 between Century
               Maintenance Supply, Inc. and Bearden.
     10.17*    Executive Employment Agreement dated July 8, 1998 between Century
               Maintenance Supply, Inc. and Richard E. Penick.
      10.18*   Non-competition Agreement dated July 8, 1998 among Bearden,
               Century AC, Air Management Supply, Inc. and Century.
     10.19**   Amendment No. 1 to Credit Agreement dated as of July 14, 2000, by and among the Company, the lenders party thereto, Salomon
               Brothers Inc. and Citicorp.
     21.1*     Subsidiaries of Century.
     24.1      Power of Attorney (included on the signature pages hereof).

___________________________
* Incorporated by reference to the exhibit designated by the same number in the Form S-4 filed by the Company on September 1, 1998 (File No. 333-62635).
** Incorporated by reference to the exhibit designated by the same number in the Form 10Q/A filed by the Company on December 13, 2000 (File No. 333-62635).

      (b)   Current Reports on Form 8-K.

            None.

Independent Auditors' Report

To the Directors & Shareholders of Century Maintenance Supply, Inc.

We have audited the accompanying consolidated balance sheets of Century Maintenance Supply, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Maintenance Supply, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 30, 2001

                         Report of Independent Auditors

Board of Directors
Century Maintenance Supply, Inc.

We have audited the accompanying consolidated statements of income, stockholders' equity (deficit), and cash flows of Century Maintenance Supply, Inc., and subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Century Maintenance Supply, Inc. and subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States.


                                         /s/ ERNST & YOUNG LLP

Houston, Texas
March 12, 1999

                       Century Maintenance Supply, Inc.

                          Consolidated Balance Sheets
                                (In Thousands)

                                                   December 31
                                               -------------------
                                                 1999       2000
                                               --------   --------
Current assets:
  Cash and cash equivalents..................  $  3,499   $      4
  Trade accounts receivable, net.............    26,087     28,745
  Inventory, net.............................    33,547     37,482
  Deferred income taxes......................       748        558
  Prepaid expenses and other current assets..     3,262      5,292
                                               --------   --------
Total current assets.........................    67,143     72,081
Goodwill, net................................     6,367      6,175
Deferred financing costs.....................     2,682      2,028
Other assets.................................       212        303
Property and equipment:
  Buildings and improvements.................       283        395
  Furniture and fixtures.....................     1,710      1,979
  Machinery and equipment....................     6,271      7,591
                                               --------   --------
                                                  8,264      9,965
Less accumulated depreciation................    (4,228)    (5,666)
                                               --------   --------
  Net property and equipment.................     4,036      4,298
  Deferred income taxes......................        --        280
                                               --------   --------
  Total assets...............................  $ 80,440   $ 85,165
                                               ========   ========

See accompanying notes.

                       Century Maintenance Supply, Inc.

                       (In Thousands, except share data)

                                                                                       December 31
                                                                                  ---------------------
                                                                                     1999        2000
                                                                                  ---------   ---------
      Current liabilities:
         Accounts payable, trade................................................  $  10,792   $  14,117
         Revolving credit facility..............................................         --       2,500
         Income taxes payable...................................................      3,590          13
         Accrued expenses.......................................................      3,525       4,044
         Current portion of long-term debt......................................      6,100      10,100
         Dividends payable......................................................      3,005       3,075
                                                                                  ---------   ---------
            Total current liabilities...........................................     27,012      33,849
      Long-term debt, less current portion......................................     88,000      77,900
      Deferred income taxes.....................................................        318          --
      Commitments and contingencies (see note 4)

      Redeemable exchangeable preferred stock, net $100 par value:
            Authorized shares -- 2,000,000
            Issued and outstanding shares -- 453,650 and 464,171 at
                December 31, 1999 and 2000......................................     42,908      44,509

      Stockholders' deficit:
         Common Stock, $0.001 par value:
            Authorized shares -- 15,000,000
            Issued and outstanding shares -- 12,443,147 and
                12,590,536 at December 31, 1999 and 2000........................         12          13
            Additional paid-in capital..........................................     70,759      71,176
            Treasury stock, at cost.............................................     (1,225)     (1,811)
            Accumulated deficit.................................................   (147,344)   (140,470)
                                                                                  ---------   ---------
      Total stockholders' deficit...............................................    (77,798)    (71,093)
                                                                                  ---------   ---------
      Total liabilities and stockholders' deficit...............................  $  80,440   $  85,165
                                                                                  =========   =========

See accompanying notes.

                       Century Maintenance Supply, Inc.

                       Consolidated Statements of Income
                                (In Thousands)



                                                                               Year Ended December 31
                                                                       ------------------------------------
                                                                          1998          1999         2000
                                                                       --------      --------      --------
       Net sales....................................................   $200,488      $231,382      $257,262
       Cost of goods sold...........................................    145,710       167,770       185,829
                                                                       --------      --------      --------
       Gross profit.................................................     54,778        63,612        71,433
       Selling, general, and administrative expenses ("SGA")........     30,198        36,458        41,316
       SGA - Stock based compensation charges.......................      4,092            74            56
       Recapitalization expenses....................................      7,982            --            --
                                                                       --------      --------      --------
       Operating income.............................................     12,506        27,080        30,061
       Interest expense.............................................      5,327         9,310         9,681
                                                                       --------      --------      --------
       Income before income taxes...................................      7,179        17,770        20,380

       Provision for income taxes...................................      5,380         6,970         7,928
                                                                       --------      --------      --------
       Net income...................................................   $  1,799      $ 10,800      $ 12,452
                                                                       ========      ========      ========

See accompanying notes.

                       Century Maintenance Supply, Inc.

     Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                       (In Thousands, except share data)



                                                    Number of             Additional               Retained         Total
                                                      Shares     Common     Paid-In    Treasury    Earnings     Stockholders'
                                                   Outstanding    Stock     Capital      Stock     (Deficit)   Equity (Deficit)
                                                   -----------   ------   ----------   --------    ---------   ----------------
Balances at January 1, 1998......................   23,006,800       23       11,905         --       13,640            25,568
                                                   -----------    -----      -------    -------    ---------         ---------
    Purchase of treasury stock, at cost..........           --       --           --       (500)          --              (500)
    Proceeds from sale of Common Stock...........    6,832,619        6       68,319         --           --            68,325
    Purchase of Common Stock as part of
       recapitalization..........................  (17,396,272)     (17)      (9,078)        --     (164,867)         (173,962)
    Purchase of Common Stock options.............           --       --         (387)        --           --              (387)
    Preferred dividends..........................           --       --           --         --       (2,659)           (2,659)
    Net income...................................           --       --           --         --        1,799             1,799
                                                   -----------    -----      -------    -------    ---------         ---------
Balances at December 31, 1998....................   12,443,147       12       70,759       (500)    (152,087)          (81,816)
                                                   -----------    -----      -------    -------    ---------         ---------
    Purchase of treasury stock, at cost..........           --       --           --       (725)          --              (725)
    Preferred dividends..........................           --       --           --         --       (6,057)           (6,057)
    Net income...................................           --       --           --         --       10,800            10,800
                                                   -----------    -----      -------    -------    ---------         ---------
Balances at December 31, 1999....................   12,443,147    $   12     $70,759    $(1,225)   $(147,344)        $ (77,798)
    Purchase of treasury stock, at cost..........           --       --           --       (586)          --              (586)
    Purchase of preferred stock..................           --       --           --         --          926               926
    Exercise of stock options, including
           tax benefit...........................      147,389        1          417         --           --               418
    Preferred dividends..........................           --       --           --         --       (6,505)           (6,505)
    Net income...................................           --       --           --         --       12,452            12,452
                                                   -----------    -----      -------    -------    ---------         ---------
Balances at December 31, 2000....................   12,590,536    $  13      $71,176    $(1,811)   $(140,470)        $ (71,093)
                                                   ===========    -----      =======    =======    =========         =========

See accompanying notes.

                       Century Maintenance Supply, Inc.

                     Consolidated Statements of Cash Flows
                                (In Thousands)

                                                                                         Year Ended December 31
                                                                                    -------------------------------
                                                                                       1998       1999       2000
                                                                                    ---------    -------    -------
Operating activities:
  Net income.....................................................................   $   1,799    $10,800    $12,452
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Provision (benefit) for deferred income taxes.............................         (95)       191       (408)
       Depreciation and amortization.............................................       1,063      1,481      1,700
       Bad debt expense..........................................................         409        434        706
       Loss on sale of property and equipment....................................          21         --         --
  Changes in operating assets and liabilities net of
    effects of acquisitions:
       Accounts receivable.......................................................      (3,260)    (7,219)    (3,364)
       Inventory.................................................................     (10,814)     1,167     (3,935)
       Prepaid expenses and other assets.........................................      (6,212)     1,243     (1,467)
       Accounts payable..........................................................       3,113        318      3,325
       Accrued expenses..........................................................       1,074       (551)       519
       Income taxes payable......................................................         286      1,310     (3,577)
                                                                                    ---------    -------    -------
          Net cash provided by (used in) operating activities....................     (12,616)     9,174      5,951

Investing activities:
  Purchases of property and equipment............................................        (938)    (2,740)    (1,770)
  Cash paid for acquisition, net.................................................          --     (1,253)        --
  Proceeds from sale of property and equipment...................................          73         --         --
                                                                                    ---------    -------    -------
          Net cash used in investing activities..................................        (865)    (3,993)    (1,770)

Financing activities:
  Net borrowings (payments) under revolving line of credit.......................      (8,800)        --      2,500
  Proceeds from long-term debt...................................................     100,000         --         --
  Repayments of long-term debt...................................................     (11,347)    (4,600)    (6,100)
  Purchase of stock options, net of compensation expense.........................        (388)        --         --
  Issuance of Common Stock and exercise of stock options.........................      68,326         --        417
    including tax benefit
  Sale (purchase) of preferred stock, net........................................      37,197         --     (3,907)
  Repurchase of common stock.....................................................    (174,463)      (725)      (586)
                                                                                    ---------    -------    -------
          Net cash provided by (used in) financing activities....................      10,525     (5,325)    (7,676)
                                                                                    ---------    -------    -------
Net decrease in cash.............................................................      (2,956)      (144)    (3,495)
Cash and cash equivalents at beginning of year...................................       6,599      3,643      3,499
                                                                                    ---------    -------    -------
Cash and cash equivalents at end of year.........................................   $   3,643    $ 3,499    $     4
                                                                                    =========    =======    =======

See accompanying notes.

                       Century Maintenance Supply, Inc.

                  Notes to Consolidated Financial Statements
             For the Years Ended December 31, 1998, 1999 and 2000


1.  Summary of Significant Accounting Policies

Description of Business

Century Maintenance Supply, Inc., a Delaware Corporation (the "Company" or "CMS") distributes general maintenance supplies, and air conditioning and heating equipment and parts to apartment complexes throughout the United States.

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

 .    The Company applied the proceeds of the Equity Investment of $68,326,054, proceeds of the secured term loan facilities of $100,000,000 and the proceeds of the sale of the Preferred Stock of $40,000,000 to convert 17,396,272 shares of the Company held by the primary shareholder and the management owners (certain management employees of the Company) and certain options into cash of approximately $182,580,000, and paid costs and expenses associated with the Recapitalization which totaled approximately $14,280,000. Of the $14,280,000 of costs and expenses, approximately $7,982,000 was expensed and the remainder, related to the Preferred Stock and the new credit facility, was offset against the proceeds or capitalized as deferred financing costs (see Notes 3 and 7). The Company also purchased 545,146 options to purchase shares of Common Stock from employees for $4,479,128 (net of exercise price) resulting in a compensation charge of $4,091,633.

Stock Split

On July 8, 1998, the Company completed a 2.30068 to 1 Common Stock split in connection with the Recapitalization. The consolidated financial statements and accompanying notes have been restated to reflect the Common Stock split.

                       Century Maintenance Supply, Inc.

Inventories

Inventories consist wholly of finished goods and are stated at cost, applied on the first-in, first-out method of pricing, which is not in excess of market. The Company periodically evaluates its reserve for obsolescence. The reserve was $204,000 at both December 31, 1999 and 2000.

Allowance for Doubtful Accounts

The Company periodically evaluates the creditworthiness of its customers. The Company's allowance for doubtful accounts is based on current market conditions and losses on uncollectible accounts have consistently been within management's expectations. The allowance for doubtful accounts was $996,968, $1,193,003 and $1,013,607 at December 31, 1998, 1999, and 2000 respectively. Net writeoffs of uncollectible accounts were $154,520, $237,843 and $885,133 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

Leasehold improvements                                  3-10 years
Furniture and fixtures                                  5-7 years
Machinery and equipment                                 3-8 years

Depreciation expense was $875,235, $1,245,268 and $1,507,197 for 1998, 1999, and
2000, respectively.

Intangible Assets

Intangible assets consist primarily of goodwill associated with businesses acquired in 1997 and 1999. Goodwill is amortized on a straight-line basis over 30 years. Amortization expense was $187,944, $235,419 and $192,231 for 1998, 1999, and 2000, respectively, and accumulated amortization was $478,220 and $670,451 at December 31, 1999 and 2000, respectively.

Impairment of Long-Lived Assets

Property and equipment and other long-lived assets, such as goodwill, are reviewed for impairment whenever events or changes in business circumstances indicate the carrying values of the assets may not be recoverable. Impairment losses would be recorded when the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.

Revenue Recognition

Revenue is recognized upon delivery of inventory to customers. The Company's revenue recognition practices conform with those described in Staff Accounting Bulletin No. 101 issued by the staff of the Securities and Exchange Commission.

                       Century Maintenance Supply, Inc.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement basis and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Statement of Cash Flows

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

                                      1998        1999         2000
                                  -----------  ----------   ----------

Supplemental information:
    Interest paid...............  $4,431,000   $9,310,000   $9,607,000
                                  ==========   ==========   ==========

    Taxes paid..................  $4,649,000   $6,800,000   $5,043,000
                                  ==========   ==========   ==========

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was approximately $660,000, $381,000 and $834,042 for the years ended December 31, 1998, 1999, and 2000, respectively.

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

Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," ("Statement 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Effective July 1, 2000, the Financial Accounting Standards Board ("FASB") issued FIN 44, "Accounting for Certain Transactions involving Stock Compensation", an interpretation of APB No. 25. Under the interpretation, certain modifications to fixed stock options or awards which were made subsequent to December 15, 1998, and were not exercised prior to July 1, 2000, require that the awards be accounted for as variable until they are exercised, forfeited, or expired.

                       Century Maintenance Supply, Inc.

This interpretation has no impact on current accounting for options of the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Standard

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The Company was required to adopt this standard by January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flow, then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported in OCI will be reclassified to earnings in the periods in which earnings are impacted by the hedged item.

The Company has determined the effect of implementing SFAS No. 133. The cumulative-effect adjustment is a charge to OCI of $946,942 at January 1, 2001. There was no impact on the Company's results of operations from the implementation of SFAS No. 133.

The Company adopted Emerging Issues Task Force Issue No. 00-10 ("EITF No. 00-10") "Accounting for Shipping and Handling Fees and Costs" during the fourth quarter of 2000. EITF No. 00-10 addresses how shipping and handling fees should be classified in the income statement. The adoption of EITF No. 00-10 had no effect on the Company's classification of shipping and handling fees.

The Company adopted the provisions of Staff Accounting Bulletin ("SAB") No. 101 issued by the Staff of the Securities and Exchange Commission. The impact of adopting SAB No. 101 was not material to the Company.


2.  Related Parties

The Company purchases and sells various inventory items at cost from and to Century Airconditioning Supply, Inc. ("CAC"), which is a stockholder of the Company and is wholly-owned by an officer of the Company, extends credit under standard terms in connection with these sales, and collected management and administrative fees from CAC. The Company paid off certain notes payable to the former majority stockholder of the Company in connection with the recapitalization.

Sales to and purchases from CAC amounted to $1,191,328 and $1,453,420 for 1998, and $141,953 and $754,998 for 1999, and $43,840 and $616,963 for 2000,
respectively. Management and administrative fees charged to CAC amounted to $294,400 for 1998. No such payments were made in 1999 or 2000. The Company had lease expense to related parties amounting to $567,180 for 1998, $848,208 for 1999 and $927,685 for 2000.

The Company paid interest on long-term debt of approximately $635,000 to an officer and former majority stockholder in 1998. No such payments were made in 1999 or 2000.

                       Century Maintenance Supply, Inc.

The Company paid interest on long-term debt of approximately $329,000 to an employee and former owner of Nationwide Apartment Supply, Inc., and Fairview Wholesale Supply, Inc. (collectively, "Nationwide"), in 1998. No such payments were made in 1999 or 2000.

3.  Long-Term Debt and Notes Payable

Long-term debt consisted of the following:

                                                       December 31

                                                   1999          2000
                                               -----------   -----------
Long-term debt:
  Tranche A Facility (see below).............. $35,000,000   $29,500,000
  Tranche B Facility (see below)..............  59,100,000    58,500,000
                                               -----------   -----------
                                                94,100,000    88,000,000
Less current portion..........................   6,100,000    10,100,000
                                               -----------   -----------
                                               $88,000,000   $77,900,000
                                               ===========   ===========


On July 8, 1998, as part of the Recapitalization, the Company entered into a credit facility, providing for $100.0 million of secured term loan facilities and a $25.0 million revolving loan facility (the "Revolving Credit Facility"). The term loan facility consists of a $40.0 million Tranche A Term Facility and a $60.0 million Tranche B Term Facility (collectively called the "Term Loan Facility"). The Term Loan Facility will amortize over a five-year period for the Tranche A Term Facility and a seven-year period for the Tranche B Term Facility, and the Revolving Credit Facility will mature on July 8, 2003. The payments increase over the amortization periods. The interest rate under the credit facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and the Eurodollar rate plus 2.75% or a base rate plus 1.75% (for the Tranche B Term Facility) per annum. As of December 31, 2000 the effective rate was 8.75% and 9.25% for the Tranche A facility and Tranche B Term facility, respectively. If the Company achieves certain performance goals, rates under the Tranche A Term Facility, the Revolving Facility and the commitment fee will be reduced. A commitment fee of 0.5% per annum will be charged on the unused portion of the Revolving Credit Facility. The Company has paid commitment fees of $116,257 and $103,770 in 1999 and 2000, respectively.

The credit facility contains certain non-financial and financial covenants including restrictions on the ability to incur additional debt, declare dividends, purchase treasury stock and capital expenditures. The credit facility is collateralized by substantially all assets of the Company. The Company incurred approximately $4,552,000 of costs as part of obtaining the credit facility which have been recorded as deferred financing costs. The Company amortizes the costs over the average life of the credit facility. The Company recognized amortization of $754,348 and $767,169 as interest expense in December 31, 1999 and 2000, respectively.

Effective September 30, 1998, the Company entered into two three-year interest swap agreements to reduce a portion of its interest rate exposure on its credit facility. Under the terms of the first agreement, the Company pays 8.81% on notional principal of $29,925,000 and receives LIBOR plus 2.75% on the notional balance. Under the terms of the second agreement, the Company pays 8.54% on a notional balance of $20,000,000 which declines to $13,000,000 in 2001, and receives LIBOR plus 2.5% on the notional balance. The Company recognized interest expense of $92,000 and $307,000 in 1998 and 1999, respectively and a benefit of $174,000 in 2000 related to the interest rate swap agreements. At December 31, 2000, the fair value of the interest rate swaps under the first agreement and the second agreement was $633,588 and $313,354, respectively.

                       Century Maintenance Supply, Inc.

Maturities of long-term debt at December 31, 2000 are summarized as follows:


2001......................................................  $10,100,000
2002......................................................   13,600,000
2003......................................................   18,800,000
2004......................................................   28,500,000
2005......................................................   17,000,000
                                                            -----------
                                                            $88,000,000
                                                            ===========

4.  Commitments and Contingencies

The Company leases store and distribution center facilities in 37 locations under operating leases that expire over the next five years. The Company also leases vehicles under operating leases.

Future minimum payments under these operating leases are as follows:

                   Year Ending December 31


                   2001.......................................  3,875,456
                   2002.......................................  3,063,559
                   2003.......................................  2,045,051
                   2004.......................................    526,924
                   2005.......................................    160,911
                                                               ----------
                                                               $9,671,901
                                                               ==========

Rental expenses for 1998, 1999, and 2000 were $3,672,009, $4,903,166, and
$5,741,690, respectively.

The Company is party to lawsuits and other proceedings incidental to its business. While the results of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect that ultimate liabilities, if any, will have a material adverse effect on the financial position, results of operations or cash flow of the Company.

5.  Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 1998, 1999, and 2000 consisted of the following:


                                            1998         1999         2000
                                        ----------    ----------   ----------
Current:
   Federal............................  $4,800,962    $5,176,897   $7,583,261
   State..............................     674,434     1,601,980      753,067
                                        ----------    ----------   ----------
                                         5,475,396     6,778,877    8,336,328
Deferred:
   Federal............................     (60,253)      169,429     (386,518)

                       Century Maintenance Supply, Inc.

                                         1998          1999         2000
                                      ----------    ----------   ----------

     State...........................    (34,942)       21,308      (21,810)
                                      ----------    ----------   ----------
                                         (95,195)      190,737     (408,328)
                                      ----------    ----------   ----------
                                      $5,380,201    $6,969,614   $7,928,000
                                      ==========    ==========   ==========

The differences between income taxes computed at the federal statutory income tax rate and the provision for income taxes for the years ended December 31, 1998, 1999, and 2000 are as follows:

                                                                                   1998          1999         2000
                                                                                ----------    ----------   ----------
Income tax computed at federal statutory income tax rate......................  $2,580,856    $6,219,500   $7,157,929
State income taxes, net of federal benefit....................................     424,590       516,307      461,362
Nondeductible recapitalization expenses.......................................   2,423,867            --           --
Amortization of nondeductible goodwill........................................      65,780        82,397       72,358
Nondeductible portion of business meals and entertainment.....................      42,897        42,194       36,513
Stock option redemption.......................................................    (135,623)           --           --
Other.........................................................................     (22,166)      109,216      199,838
                                                                                ----------    ----------   ----------
Provision for income taxes....................................................  $5,380,201    $6,969,614   $7,928,000
                                                                                ==========    ==========   ==========

Deferred tax assets and liabilities as of December 31, 1999 and 2000 comprised the following:

                                                                                                 1999          2000
                                                                                              ----------    ---------
Deferred tax assets:
  Bad debt allowances.....................................................................    $  470,856    $ 401,115
  Accrued bonuses.........................................................................        35,641       45,240
  Accrued franchise taxes.................................................................       237,592        2,056
  Inventory and sales return reserves.....................................................       139,717      135,254
  Property, plant, and equipment..........................................................            --      280,234
  Other...................................................................................         2,904           --
                                                                                              ----------    ---------
Total deferred tax assets.................................................................       886,710      863,899
Deferred tax liabilities:
  Depreciation expense....................................................................      (317,719)          --
  Inventory basis.........................................................................      (120,378)          --
  Other...................................................................................       (18,426)     (25,382)
                                                                                              ----------    ---------
Total deferred tax liabilities............................................................      (456,523)     (25,382)
                                                                                              ----------    ---------
Net deferred tax assets...................................................................    $  430,187    $ 838,517
                                                                                              ==========    =========

6.  Acquisition

                       Century Maintenance Supply, Inc.

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

7.  Stockholders' Equity

Effective March 29, 1998, the Company repurchased 193,170 shares of Common Stock from a stockholder for $500,000, and effective June 1, 1999, repurchased 90,634 shares from a stockholder for $725,072 and effective January 14, 2000, repurchased 97,727 shares from a stockholder for $586,362. These shares have been placed in treasury stock.

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

At any time, the Company may, at its option, exchange all of the shares of preferred stock then outstanding for Exchange Debentures in a principal amount equal to the liquidation preference of the shares being exchanged. The exchange debentures would have interest of 13.25% and would be due in 2010. The Company's credit facility currently prohibits the Company from exchanging the preferred stock. The Company incurred approximately $2,803,000 of costs as part of the sale of the preferred stock which has been offset against the proceeds. The Company has accreted approximately $112,000, $234,000 and $549,000 in 1998, 1999 and 2000, respectively to retained earnings as part of dividends accrued. Included in the 2000 accretion is $324,000 related to the repurchase of Preferred Stock in 2000.

8.  Employee Stock Option Plan

In July 1997, the Company established the 1997 Incentive Stock Plan (the "Stock Option Plan"), pursuant to which options may be granted to eligible employees of the Company or its subsidiaries for the purchase of an aggregate of 1,000,000 shares of common stock of the Company (the "Company Stock"). The Stock Option Plan is administered by the Board of Directors (the "Board"). The Board has the power to determine which eligible employees will receive stock options rights, the timing and manner of the grant of such rights, the exercise price, the number of shares to be covered by the option, and the type and terms of the options. The Board may, at any time, terminate or amend the Stock Option Plan, provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options.

On July 1, 1997, the Company granted 620,033 non-qualified, fully vested stock options to purchase Common Stock with an exercise price of $1.74 per common share with an expiration date of three years after the date of grant. The grant of options resulted in compensation expense of $625,240 for the excess of the fair value of the Common Stock over the exercise price at the date of the grant. The Company also grated 322,095 non-qualified, fully vested stock options to purchase Common Stock, with an exercise price of $3.04 per common share and with an expiration date of three years after the date of grant on July 11, 1997. As part of the Recapitalization the Company repurchased 545,146 of the outstanding options and recognized a compensation charge of 4,091,633 (see Note 1).

In connection with the Recapitalization, the Company adopted the 1998 Nonqualified Stock Option Plan (the "Nonqualified Stock Option Plan"), pursuant to which options may be granted to eligible employees of the Company for the purchase of an aggregate of 1,642,500 shares of Common Stock of the Company. The 1998 Nonqualified Stock Option Plan is administered by the Board of Directors (the "Board"). On July 9, 1998, the Company granted 692,000 non-qualified stock options to purchase Common Stock with an exercise price of $10.00 per common share with an expiration date of seven years after the date of grant. The stock options become exercisable over a four-year period based on the Company meeting certain financial goals each year or on a cumulative basis over the four-year period as set forth in the stock option agreement. Effective December 31, 1998, the Board of Directors approved the vesting of 57,667 options to purchase Common Stock under the 1998 Nonqualified Stock Option Plan.

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

                       Century Maintenance Supply, Inc.

In connection with the Recapitalization, the Company granted to a new director of the Company 50,000 non-qualified stock options to purchase Common Stock of the Company. The stock options have an exercise price of $10.00 per common share with an expiration of 7 years after the grant date and are fully vested and exercisable.

On June 15, 2000, the Company granted non-qualified options to purchase 90,900 shares of Common Stock of the Company at an exercise price of $10.00 per share with an expiration date of seven years after the date of grant. The stock options granted vest over a three year period, with the first vesting date occurring on July 9, 2000 and all options vesting in full on July 9, 2002.

The weighted average remaining contractual life of all outstanding options at December 31, 1998, 1999 and 2000 was 6, 5 and 5.5 years, respectively. Changes in the outstanding options granted pursuant to the Stock Option Plan are summarized in the table below:

                                                      Weighted
                                                       Average
                                                      Exercise       Weighted
                                                        Price      Average Fair
                                          Number of      Per        Value Per
                                            Shares      Share         Share
                                          ---------   ---------    ------------
Outstanding at December 31, 1997........    942,428   $    2.18    $       1.12
   Repurchased July 8, 1998.............   (545,146)  $    2.13    $         --
   Granted July 9, 1998.................    692,000   $   10.00    $       2.27
   Granted July 9, 1998.................     50,000   $   10.00    $       2.27
   Granted July 9, 1998.................    180,000   $   10.00    $       2.27
                                          ---------   ---------    ------------

Outstanding at December 31, 1998........  1,319,282   $    7.67    $       1.92
   Repurchased June 1, 1999.............    (11,503)  $    1.74    $         --
   Forfeitures - 1999...................   (154,095)  $    9.08    $       1.74
                                          ---------   ---------    ------------

Outstanding at December 31, 1999........  1,153,684   $    7.54    $       1.90
                                          ---------   ---------    ------------

Granted - June 2000.....................     90,900   $   10.00            2.70
Forfeitures - 2000......................   (200,797)  $    4.09            1.31
Exercised - July 2000...................   (199,587)  $    1.74            1.12
                                          ---------   ---------    ------------

Outstanding at December 31, 2000........    844,200   $   10.00            2.31
                                          =========   =========    ============

                       Century Maintenance Supply, Inc.

The following summarizes information related to stock options outstanding at December 31, 2000:

                                        Options Outstanding                Options Exercisable
                              -----------------------------------------  -----------------------
                                                            Weighted
                                             Weighted        Average                   Weighted
                                             Average        Remaining                   Average
                                             Exercise      Contractual                 Exercise
      Exercise Price            Options       Price           Life         Options       Price
---------------------------   -----------  ------------  --------------  -----------  ----------
$ 10.00....................     844,200       $ 10.00        4.7 years     122,483      $ 10.00

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for stock-based compensation arrangements.

Pro forma information regarding net income per share is required by FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using the minimum value option pricing model using the following assumptions: risk-free interest rate of 5.2% and 6.5% for 1998 and 2000, respectively, a dividend yield of 0% and an expected life of 5 years for both 1998 and 2000. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company's pro forma information for the years ended December 31, 1998, 1999 and 2000, as if the Company had accounted for its employee stock options granted under the fair value method prescribed by FAS 123, follows:

                                             Year Ended December 31
                                    -----------------------------------------
                                        1998           1999          2000
                                    ------------   ------------  ------------
Net income as reported.............  $1,799,273     $10,800,486   $12,452,084

Pro forma net income...............  $1,698,048     $10,800,486   $12,405,309

9.  Profit Sharing Plan and Defined Contribution Plan

CAC sponsors a noncontributory, defined contribution profit sharing plan for the benefit of all eligible employees (as defined in the plan agreement), in which subsidiaries participate. The annual contribution to the plan is determined at the discretion of the Board. For the years ended December 31, 1998, 1999, and 2000, the Company made no contributions to the plan.

The Company sponsors a 401(k) savings and retirement plan which is open to all employees who have attained age 21 and who have completed one full year of service. Each employee may contribute a minimum of 2%, up to a maximum of 15%, of basic compensation. The Company matches contributions at a rate of 50% for contributions by the employee up to 8% of an employee's compensation. The Company contributed approximately $403,000, $447,247 and $381,558 in 1998, 1999 and 2000, respectively, as matching funds to the plan. No discretionary, lump-sum contributions were made in 1998, 1999 and 2000.

                                   SIGNATURE

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTURY MAINTENANCE SUPPLY, INC.



April 2, 2001                       By: /s/ Richard E. Penick
                                        ---------------------
                                        Richard E. Penick
                                        Chief Financial Officer, Vice President
                                        and Assistant Secretary


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

Signature                                     Title                                    Date
/s/ Dennis C. Bearden                Chief Executive Officer                        April 2, 2001
------------------------------       and Director (Principal Executive Officer)
      Dennis C. Bearden

/s/ Richard E. Penick                Chief Financial Officer and Director           April 2, 2001
------------------------------       (Principal Financial and Accounting
      Richard E. Penick              Officer)

/s/ Mark J. Doran                    Director                                       April 2, 2001
------------------------------
      Mark J. Doran

/s/ William C. Johnson               Director                                       April 2, 2001
______________________________
      William C. Johnson

/s/ Jon D. Ralph                     Director                                       April 2, 2001
------------------------------
      Jon D. Ralph

/s/ J. Frederick Simmons             Director                                       April 2, 2001
------------------------------
      J. Frederick Simmons

/s/ Ronald P. Spogli                 Director                                       April 2, 2001
------------------------------
      Ronald P. Spogli

Supplemental Information to be Furnished With Reports filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
                            Section 12 of the Act.

     Other than this Report on Form 10-K, no other annual report and no proxy materials have been sent or will be furnished to the Company's security holders.