Form 10-Q
period 2001-03-31
CENTURY MAINTENANCE SUPPLY INC
filed 2001-05-15
CIK 1068617

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                   Form 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001
                                      OR

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

Yes [X] No [_]

         The number of shares of Common Stock, $0.001 par value, outstanding (the only class of common stock of the Company outstanding) was 12,209,028 on May 10, 2001.

================================================================================

               CENTURY MAINTENANCE SUPPLY, INC. AND SUBSIDIARIES

                         Quarter Ended March 31, 2001

                               TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----
PART I.        FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements of Century Maintenance Supply, Inc.
         and Subsidiaries (Unaudited).......................................................................   2

         Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001...................   2

         Condensed Consolidated Statements of Income for the Three Months Ended
         March 31, 2000 and March 31, 2001..................................................................   4

         Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the
         Three Months Ended March 31, 2001..................................................................   5

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2000 and March 31, 2001..................................................................   6

         Notes to Condensed Consolidated Financial Statements (Unaudited)...................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............  11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk..........................................  16


PART II.       OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................   17
Item 2.  Changes in Securities and Use of Proceeds..........................................................   17
Item 3.  Defaults Upon Senior Securities....................................................................   17
Item 4.  Submission of Matters to a Vote of Security Holders................................................   17
Item 5.  Other Information..................................................................................   17
Item 6.  Exhibits and Reports on Form 8-K...................................................................   17

SIGNATURE...................................................................................................   18

                         PART I FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CENTURY
         MAINTENANCE SUPPLY, INC. AND SUBSIDIARIES (UNAUDITED)

               Century Maintenance Supply, Inc. and Subsidiaries

                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                                                   December 31,        March 31,
                                                                                       2000              2001
                                                                                  ---------------  ------------------
                                                                                                     (Unaudited)
Assets
Current assets:
    Cash and cash equivalents................................................       $        4       $        103
    Trade accounts receivable, net...........................................           28,745             28,815
    Inventory, net...........................................................           37,482             38,015
    Deferred income taxes....................................................              558                558
Prepaid expenses and other current assets....................................            5,292              4,206
                                                                                    ----------       ------------
Total current assets.........................................................           72,081             71,697
Goodwill, net................................................................            6,175              6,115
Deferred financing costs.....................................................            2,028              1,832
Other assets.................................................................              303                318

Property and equipment.......................................................            9,965             10,183
    Less accumulated depreciation............................................           (5,666)            (6,059)
                                                                                    ----------       ------------
Net property and equipment...................................................            4,298              4,124
Deferred income taxes........................................................              280                280
                                                                                    ----------       ------------
Total assets.................................................................       $   85,165       $     84,366
                                                                                    ==========       ============


See accompanying notes.

                                   (continued)

               Century Maintenance Supply, Inc. and Subsidiaries

                       (In thousands, except share data)


                                                                                  December 31,      March 31,
                                                                                      2000            2001
                                                                                 ---------------  -------------
                                                                                                    (Unaudited)
         Current liabilities:
            Accounts payable, trade...........................................   $        14,117  $      15,408
            Revolving credit facility.........................................             2,500             --
            Income taxes payable..............................................                13          1,162
            Accrued expenses..................................................             4,044          3,515
            Current portion of long-term debt.................................            10,100         11,350
            Dividends payable.................................................             3,075          1,617
                                                                                 ---------------  -------------
               Total current liabilities......................................            33,849         33,052
         Long-term debt, less current portion.................................            77,900         74,750

         Redeemable exchangeable preferred stock, net $100 par value;
            2,000,000 shares authorized; 464,171 shares issued and
            outstanding at December 31, 2000 and 494,921 shares
            issued and outstanding at March 31, 2001..........................            44,509         47,634

         Stockholders' deficit:
            Common Stock, $0.001 par value; 15,000,000 shares authorized;
            12,590,536 shares issued and outstanding at December 31, 2000
            and March 31, 2001................................................                13             13
            Additional paid-in capital........................................            71,176         71,176
            Treasury stock, at cost...........................................            (1,811)        (1,811)
            Accumulated deficit...............................................          (140,470)      (140,313)
            Accumulated other comprehensive income (loss).....................                --            135
                                                                                 ---------------  -------------
         Total stockholders' deficit..........................................           (71,093)       (71,070)
                                                                                 ---------------  -------------
         Total liabilities and stockholders' deficit..........................   $        85,165  $      84,366
                                                                                 ===============  =============

See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

                  Condensed Consolidated Statements of Income
                                (In thousands)

                                                                            Three months ended
                                                                                 March 31,
                                                                          ------------------------
                                                                             2000         2001
                                                                          ------------ -----------
                                                                                  (Unaudited)
Net sales.......................................................          $    55,998  $   59,876
Cost of goods sold..............................................               40,157      43,490
                                                                          -----------  ----------
Gross profit....................................................               15,841      16,386
Selling, general, and administrative expenses...................                9,831      11,198
                                                                          -----------  ----------
Operating income................................................                6,010       5,188
Interest expense................................................                2,396       2,202
                                                                          -----------  ----------
Income before income taxes......................................                3,614       2,986
Provision for income taxes......................................                1,374       1,161
                                                                          -----------  ----------
Net income......................................................                2,240       1,825
Other comprehensive income (loss), net of tax of $87............                   --        (135)
                                                                          -----------  ----------
Comprehensive income............................................          $     2,240  $    1,690
                                                                          ===========  ==========

See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

 Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                   For the Three Months Ended March 31, 2001
                       (In thousands, except share data)

                                   Number of                                                         Accumulated
                                 Shares Issued                Additional                 Retained       Other       Stockholders'
                                      and         Common       Paid-In     Treasury      Earnings   Comprehensive      Equity
                                 Outstanding      Stock       Capital       Stock       (Deficit)   Income (Loss)    (Deficit)
                                 --------------  ----------- ----------    --------    ------------ -------------  -----------
Balances at
  December 31, 2000.............     12,590,536  $       13    $ 71,176    $ (1,811)   $   (140,470)   $     --     $   (71,093)
Purchase of treasury
  stock at cost (unaudited).....             --          --          --          --              --          --              --
Preferred dividends
  accrued (unaudited)...........             --          --          --          --          (1,667)         --          (1,667)
Cumulative offset of change in
  accounting principle
  (unaudited)...................             --          --          --          --              --        (578)           (578)
Unrealized net gain on cash flow
  hedges (unaudited)............             --          --          --          --              --         443             443
Net income (unaudited)..........             --          --          --          --           1,825          --           1,825
                                 --------------  ----------  ----------    --------    ------------    --------     -----------
Balances at
  March 31, 2001 (unaudited)....     12,590,536  $       13    $ 71,176    $ (1,811)   $   (140,313)   $   (135)    $   (71,157)
                                 ==============  ==========  ==========    ========    ============    ========     ===========

See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

                Condensed Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                            Three months ended
                                                                                                March 31,
                                                                                          -----------------------
                                                                                            2000          2001
                                                                                          ----------    ---------
                                                                                                 (Unaudited)
Operating activities:
 Net income.......................................................................        $   2,240     $  1,825
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
    Depreciation and amortization.................................................              345          483
    Bad debt expense..............................................................              156          182
 Changes in operating assets and liabilities:
    Accounts receivable...........................................................             (573)        (252)
    Inventory.....................................................................           (8,845)        (533)
    Prepaid expenses and other assets.............................................             (376)       1,267
    Accounts payable..............................................................            8,290        1,291
    Accrued expenses..............................................................               70         (664)
    Income taxes payable..........................................................           (2,559)       1,149
                                                                                          ---------     --------
       Net cash (used in) provided by operating activities........................           (1,252)       4,748
Investing activities:
 Purchases of property and equipment..............................................             (312)        (249)
Financing activities:
 Net repayments under revolving line of credit....................................               --       (2,500)
 Repayments of long-term debt.....................................................           (1,150)      (1,900)
 Repurchase of common stock.......................................................             (586)          --
                                                                                          ---------     --------
       Net cash used in financing activities......................................           (1,736)      (4,400)
                                                                                          ---------     --------
Net (decrease) increase in cash and cash equivalents..............................           (3,300)          99
Cash and cash equivalents at beginning of period..................................            3,499            4
                                                                                          ---------     --------
Cash and cash equivalents at end of period........................................        $     199     $    103
                                                                                          =========     ========

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

         The condensed consolidated financial statements include the accounts of Century Maintenance Supply, Inc. and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company's condensed consolidated balance sheet at March 31, 2001 and the condensed consolidated statements of income, changes in stockholders' equity (deficit), and cash flows for the interim periods ended March 31, 2000 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2000.

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

     . Pursuant to the merger, the Company applied the proceeds of the Equity Investment of $68,326,190, proceeds of the secured term loan facilities of $100,000,000 and the proceeds of the Preferred Stock of $40,000,000 to convert 17,396,272 shares of the Company held by the primary shareholder (Dennis C. Bearden) and the

         Management Owners (certain management employees of the Company) (collectively, the "Continuing Shareholders") and certain options into cash of approximately $182,580,000, and paid certain costs and expenses associated with the Recapitalization which totaled approximately $14,280,000. Of the approximately $14,280,000 of costs and expenses, approximately $7,982,000 was expensed and the remainder, which related to the Preferred Stock and the credit facility, was offset against proceeds or capitalized as deferred financing costs (see below). The purchase of 545,146 options to purchase shares of common stock from employees for $4,479,128 resulted in a compensation charge of $4,091,633.

3.  Income Taxes

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

         On July 1, 1997, the Company granted 620,033 non-qualified, fully vested stock options to purchase common stock, with an exercise price of $1.74 per common share and with an expiration date of three years after the date of grant. On July 11, 1997, the Company granted 322,095 non-qualified, fully vested stock options to purchase common stock, with an exercise price of $3.04 per common share and with an expiration date of three years after the date of grant. All of the outstanding options under this plan were exercised on July 1, 2000.

         On July 1, 2000, certain employees exercised options issued by the Company on July 1, 1997, to purchase 147,389 shares of common stock for an exercise price of $1.74 per share. Richard Penick exercised options to purchase 34,510 shares of common stock and received a loan from the Company in the amount of $60,047 to pay the exercise price for the options. The loan bears interest at 0% and has a term of nine months.

         In connection with the Recapitalization, the Company adopted the 1998 Nonqualified Stock Option Plan, pursuant to which options may be granted to eligible employees of the Company for the purchase of an aggregate of 1,642,500 shares of common stock of the Company. The Nonqualified Stock Option Plan is administered by the Board of Directors. On July 9, 1998, the Company granted 692,000 non-qualified stock options to purchase common stock with an exercise price of $10.00 per common share with an expiration date of seven years after the date of grant. The stock options granted become exercisable over a four-year period based on the Company meeting certain financial goals each year or on a cumulative basis over the four-year period as set forth in the stock option agreement.

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

The stock options vest over a three year period, with the first vesting date occurring on July 9, 2000 and all options vesting in full on July 9, 2002.

5.  Preferred Stock

         As part of the Recapitalization, the Company sold $40.0 million of 13 1/4% Senior Exchangeable PIK (Payment-in-kind) Preferred Stock of which $12.0 million was sold to affiliates of the Company. The preferred stock is due in 2010 with an aggregate liquidation preference of $40.0 million or $100 per share. Dividends are payable semi-annually in cash, except that on each dividend payment date on or prior to July 1, 2003, dividends may be paid, at the Company's option, by issuance of additional shares of preferred stock. The Company's credit facility currently prohibits the payment of cash dividends on the preferred stock. The preferred stock is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends, on July 1, 2010. The Company may redeem the preferred stock in accordance with certain redemption provisions at a date earlier than July 1, 2010. If the Company elects to redeem the preferred stock on or before July 1, 2003 the redemption price will be 113.25% of the liquidation preference price of $100 per share. Holders of preferred stock have no voting rights. Since January 1, 1999, the Company has issued 146,501 shares of additional preferred stock as payment-in-kind for dividends on the Company's existing preferred stock.

         At any time, the Company may, at its option, exchange all of the shares of preferred stock then outstanding for exchange debentures in a principal amount equal to the liquidation preference of the shares being exchanged. The exchange debentures would have interest of 13 1/4% and would be due in 2010. The Company's credit facility currently prohibits the Company from exchanging the preferred stock. The Company incurred $2,803,000 of costs as part of the sale of the preferred stock which has been offset against the proceeds. For the three months ended March 31, 2001 the Company has accreted $50,102 to retained earnings as part of dividends accrued.

         In September 2000, the Company repurchased 51,573 shares of its redeemable exchangeable preferred stock for $3,906,655.

6.  Credit Facility

         On July 8, 1998, as part of the Recapitalization, the Company entered into a credit facility, providing for $100.0 million of secured term loan facilities and a $25.0 million revolving loan facility (the "Revolving Credit Facility"). The term loan facility consists of a $40.0 million Tranche A Term Facility and a $60.0 million Tranche B Term Facility (collectively called the "Term Loan Facility"). The Term Loan Facility will amortize over a five-year period for the Tranche A Term Facility and a seven-year period for the Tranche B Term Facility, and the Revolving Credit Facility will mature on July 8, 2003. The interest rate under the Credit Facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 2.75% (for the Tranche B Term Facility) per annum or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 1.75% (for the Tranche B Term Facility) per annum. If the Company achieves certain performance goals, rates under the Tranche A Term Facility, the Revolving Credit Facility and the Revolving Credit Facility commitment fee (described in the following sentence) will be reduced. A commitment fee of 0.5% per annum will be charged on the unused portion of the new Revolving Credit Facility.

         The credit facility contains certain non-financial and financial covenants. The Company incurred $4,552,000 of costs as part of obtaining the credit facility which have been recorded as deferred financing costs. The Company amortizes the costs over the average life of the credit facility. For the three-month period ended March 31, 2001 the Company recognized amortization expense of $195,580.

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

7.  Derivative Instruments and Hedging Activities

         The Company is exposed to variability of future cash flows related to interest rate risk on its existing long-term debt and has entered into interest rate swap agreements to hedge their exposure. These interest rate swap agreements terminate on September 30, 2001.

         The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income ("OCI"). The gains and losses on the derivative instrument that are reported in OCI will be reclassified in earnings in the periods in which earnings are impacted by the hedged item.

         There was no impact on the Company's results of operations from the January 1, 2001 implementation of SFAS No. 133. The net of tax cumulative-effect adjustment reducing OCI and stockholders' equity was approximately $578,000 on January 1, 2001. For the three months ended March 31, 2000, the Company recorded an unrealized net of tax gain on these cash flow hedges of approximately $443,000. Included in accrued expenses and stockholders' equity (deficit) at March 31, 2001 is $135,000, net of tax of $87,000, representing the fair value of these derivative instruments.

         For the three months ended March 31, 2001, the ineffective portion of these cash flow hedges were not material. As of March 31, 2001, $135,000 of after-tax deferred net losses on derivative instruments accumulated in OCI are expected to be reclassified to earnings by September 30, 2001.

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

General

         Century has grown through a combination of increasing sales at its existing distribution centers, by opening new distribution centers and through the acquisitions of Nationwide Apartment Supply, Inc. in July 1997 (the "Nationwide Acquisition") and Champion Blind and Drapery, Inc. in April 1999 (the "Champion Acquisition"). As part of its strategy of expanding into new geographic markets, the Company opened 22 new distribution centers from 1994 through the quarter ended March 31, 2001. Historically, a typical center breaks even within three years of opening, and operating margins continue to improve as the center's revenue grows. The Nationwide Acquisition added 11 distribution centers principally in the midwestern United States, three of which were consolidated into existing Century centers.

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

                                                                      Three Months Ended
                                                                           March 31,
                                                                  ----------------------------
                                                                      2000           2001
                                                                  -------------  -------------
                                                                          (unaudited)
                                                                    (dollars in thousands)
Net sales..................................................       $     55,998   $     59,876
Cost of goods sold.........................................             40,157         43,490
                                                                  -------------  -------------
   Gross profit............................................             15,841         16,386
Selling, general and administrative expenses...............              9,831         11,198
                                                                  -------------  -------------
Operating income...........................................              6,010          5,188
Interest expense...........................................              2,396          2,202
                                                                  -------------  -------------
Income before income taxes.................................              3,614          2,986
Provision for income taxes.................................              1,374          1,161
                                                                  -------------  -------------
Net income.................................................       $      2,240   $      1,825
                                                                  =============  =============

                                                                         Three Months Ended
                                                                             March 31,
                                                                  ------------------------------
                                                                       2000              2001
                                                                  -------------     ------------
                                                                            (unaudited)
Net sales...................................................             100.0%           100.0%
Cost of goods sold..........................................              71.7             72.6
                                                                  ------------      -----------
  Gross profit..............................................              28.3             27.4
Selling, general and administrative expenses................              17.6             18.8
                                                                  ------------      -----------
Operating income............................................              10.7              8.6
Interest expense............................................               4.2              3.7
                                                                  ------------      -----------
Income before income taxes..................................               6.5              4.9
Provision for income taxes..................................               2.5              1.9
                                                                  ------------      -----------
Net income..................................................               4.0%             3.0%
                                                                  ============      ===========

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         Net sales for the quarter ended March 31, 2001 were $59.9 million, an increase of $3.9 million or 6.9% over the quarter ended March 31, 2000. This increase in net sales was primarily due to comparable center growth of 6.6% and the opening of a new distribution center in Salt Lake City. The Company believes that the First Quarter Sales were negatively impacted by unseasonably mild weather in certain markets.

         The Company's gross profit for the quarter ended March 31, 2001 was $16.4 million, an increase of $0.5 million or 3.4% over the quarter ended March 31, 2000 primarily due to the increase in net sales discussed above. As a percentage of net sales, the Company's gross profit decreased to 27.4% for the quarter ended March 31, 2001 from 28.3% for the quarter ended March 31, 2000 primarily due to an increase in payroll and related expenses.

         Selling, general and administrative expense, consisting primarily of payroll, occupancy and vehicle expenses, totaled $11.2 million for the quarter ended March 31, 2001, an increase of $1.4 million or 13.9% over the quarter ended March 31, 2000. As a percentage of net sales, selling, general and administrative expense increased to 18.8% for the quarter ended March 31, 2001 from 17.6% in the quarter ended March 31, 2000. This increase was primarily due to an increase in payroll and related expenses. These payroll increases were primarily due to increase staffing in the credit department, certain MIS expenditures and new sales and marketing initiatives.

         Interest expense for the quarter ended March 31, 2001 was $2.2 million, a decrease of $0.2 million or 8.1% from the quarter ended March 31, 2000, primarily due to a decrease in market interest rates and the decreased outstanding balance owed on the Company's Credit Facility.

Liquidity and Capital Resources

         The Company's primary capital requirements have been the funding of its continued distribution center expansion program, inventory requirements and the development and implementation of customized information systems. From 1994 to the quarter ended March 31, 2001 the Company opened 22 new distribution centers. The Company has financed its growth through a combination of internally generated funds and borrowings.

         In the first three months of 2001, net cash provided by operating activities was $4.7 million, increasing from $1.3 million of net cash used in the first three months of 2000. Net cash used by investing activities in the first three months of 2001 was $0.2 million, decreasing slightly from $0.3 million of net cash used in the first three months of 2000 and was due to a decrease in capital expenditures. Net cash used in financing activities in the first three months of 2001 was $4.6 million, decreasing from net cash used of $1.7 million in the first three months of 2000 primarily due to the reduction of the revolving credit facility and long term debt.

         The Company currently anticipates that its capital expenditures, excluding potential acquisitions, for 2001 and 2002 will be approximately $2.0 million for each year. Inventories were $38.0 million as of March 31, 2001 and $37.5 million at December 31, 2000. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same day or next day filling of most orders. The Company anticipates that its inventory levels will continue to increase primarily to support higher sales volumes and new center openings. Trade accounts receivable, net of allowances were $28.8 million at March 31, 2001 and $28.7 million at December 31, 2000. The Company generally offers 30-day credit terms to its customers. The Company's working capital requirements are typically higher in the second and third quarters to meet seasonal demand. This is due primarily to the fact that more people move during the summer months when school is out, causing apartment managers to purchase more supplies to make apartments ready for new occupants. Also, hot summer months translate into a higher volume of HVAC sales due to the need for air conditioning parts.

         The Company has outstanding indebtedness consisting of borrowings of $86.1 million under the Term Loan Facility. The Company has access to a total of $25.0 million through the Revolving Credit Facility. As of May 10, 2001, the Company had $5.5 million outstanding borrowings under the Revolving Credit Facility. The Tranche A Term Facility will mature on July 8, 2003 and the Tranche B Term Facility will mature on July 8, 2005. Annual required principal payments on the Term Loan Facility are $8.2 million, $13.6 million, $18.8 million, $28.5 million and $17.0 million over the next five years. The Revolving Credit Facility will mature on July 8, 2003. The interest rate under the Credit Facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 2.75% (for the Tranche B Term Facility) per annum or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 1.75% (for the Tranche B Term Facility) per annum. If the Company achieves certain performance goals, rates under the Tranche A Term Facility , the Revolving Credit Facility and the Revolving Credit Facility commitment fee (described below) will be reduced in increments as agreed. The Company also covenanted to enter into specified interest rate protection arrangements, including interest rate swaps, to reduce the Company's exposure to fluctuations in the rates of interest payable under the Credit Facility. In mid-July 1998, the Company entered into such interest rate swap transactions with respect to $50.0 million of borrowings under the Term Loan Facility, which became effective September 30, 1998. At May 10, 2001 the interest rate for the Revolving Credit Facility was 8.75%, the Tranche A Facility ranges from 6.625% to 6.75% and the Tranche B Facility ranges from 7.125% to 7.25%. The interest rate for the portion of the Term Loan Facility under the interest rate swap is 8.54% for $13.875 million under the Tranche A Facility and 8.81% for $29.9 million under the Tranche B Facility. A commitment fee of 0.5% per annum will be charged on the unused portion of the Credit Facility. The loans under the Credit Facility are collateralized by a first priority security interest in substantially all tangible and intangible assets of the Company and its subsidiaries (including the capital stock of the subsidiaries).

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

         The Credit Facility contains covenants restricting the ability of the Company and the Company's subsidiaries to, among other things, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock,
(iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures, (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA and (e) an interest coverage ratio. On July 14, 2000, the Credit Facility was amended to provide more flexibility in meeting the maximum leverage ratio, interest coverage ratio, fixed charge ratio, and minimum EBITDA covenants thereunder. The Company is in compliance, as of May 10, 2001, with the provisions of the Credit Facility.

         In connection with the Recapitalization, the Company issued 280,000 shares of its Initial Preferred Stock with an aggregate liquidation preference of $28.0 million, and 120,000 shares of preferred stock pursuant to the Private Placement, with an aggregate liquidation preference of $12.0 million. On February 19, 1999, the Initial Preferred Stock was exchanged for the Company's Series C 13 1/4% Senior Exchangeable PIK Preferred Stock due 2010 which has been registered under the Securities Act pursuant to the Company's Registration Statement on Form S-4, as amended, effective January 21, 1999 (File Number 333-62635). At the election of the Company, dividends on the Exchange Preferred Stock may be paid in kind until July 1, 2003 and thereafter must be paid in cash. Since January 1, 1999, the Company has issued 146,501 shares of additional preferred stock as payment-in-kind for dividends on the Exchange Preferred Stock. The Credit Facility currently prohibits the payment of cash dividends on the Exchange Preferred Stock. The Exchange Preferred Stock is mandatorily redeemable upon a change of control and on July 1, 2010. In September 2000, the Company repurchased 51,573 shares of its redeemable exchangeable preferred stock for $3,906,655.

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

New Accounting Standard

       The Company is exposed to variability of future cash flows related to interest rate risk on its existing long-term debt and has entered into interest rate swap agreements to hedge their exposure. These interest rate swap agreements terminate on September 30, 2001.

         The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001, SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then changes in the fair value to the derivative instrument will generally be reported in Other Comprehensive Income ("OCI"). The gains and losses on the derivative instrument that are reported in OCI will be reclassified in earnings in the periods in which earnings are impacted by the hedged item.

        There was no impact on the Company's results of operations from the January 1, 2001 implementation of SFAS No. 133. The net of tax cumulative-effect adjustment reducing OCI and stockholder's equity was approximately $578,000 on January 1, 2001. For the three months ended March 31, 2001, the Company recorded an unrealized net of tax gain on these cash flow hedges of approximately $443,000. Included in accrued expenses and stockholder's equity (deficit) at March 31, 2001 is $135,000, net of tax of $87,000, representing the fair value of these derivative instruments.

         For the three months ended March 31, 2001, the ineffective portion of these cash flow hedges were not material. As of March 31, 2001, $135,000 of after-tax deferred net losses on derivative instruments accumulated in OCI are expected to be reclassified to earnings by September 30, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes in the Company's market risk exposure from that reported in the Company's 10-K for the fiscal year ended December 31, 2000.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     (b) Reports on Form 8-K

         None.

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CENTURY MAINTENANCE SUPPLY, INC.,
                                   a Delaware corporation

May 14, 2001                  By:  /s/ Richard E. Penick
                                   --------------------------------------------
                                   Richard E. Penick
                                   Chief Financial Officer, Vice President and
                                   Assistant Secretary
                                   (Duly Authorized Officer and Principal
                                   Financial Officer)