Form 10-Q
period 2001-06-30
CENTURY MAINTENANCE SUPPLY INC
filed 2001-08-10
CIK 1068617

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                   Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period from __________ to __________

                        Commission file number 333-62635

                                  ----------

                        CENTURY MAINTENANCE SUPPLY, INC.
             (Exact name of registrant as specified in its charter)

                                  ----------

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

Yes [X] No [_]

     The number of shares of Common Stock, $0.001 par value, outstanding (the only class of common stock of the Company outstanding) was 12,170,498 on August 10, 2001.

================================================================================

               CENTURY MAINTENANCE SUPPLY, INC. AND SUBSIDIARIES

                          Quarter Ended June 30, 2001

                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements of Century Maintenance Supply, Inc. and Subsidiaries (Unaudited)

                                                                                                                Page
                                                                                                                ----
          Condensed Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001.......................  2

          Condensed Consolidated Statements of Income for the Three Months and Six Months Ended
          June 30, 2000 and June 30, 2001.......................................................................  4

          Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the
          Six Months Ended June 30, 2001........................................................................  5

          Condensed Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 2000 and June 30, 2001.......................................................................  6

          Notes to Condensed Consolidated Financial Statements..................................................  7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations................. 11

Item 3.   Quantitative and Qualitative Disclosure About Market Risk............................................. 17


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..................................................................................... 18
Item 2.   Changes in Securities................................................................................. 18
Item 3.   Defaults Upon Senior Securities....................................................................... 18
Item 4.   Submission of Matters to a Vote of Security Holders................................................... 18
Item 5.   Other Information..................................................................................... 18
Item 6.   Exhibits and Reports on Form 8-K...................................................................... 18

SIGNATURE....................................................................................................... 19

                         PART I  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CENTURY MAINTENANCE SUPPLY, INC. AND SUBSIDIARIES (UNAUDITED)

               Century Maintenance Supply, Inc. and Subsidiaries

                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                 December 31,     June 30,
                                                    2000           2001
                                                 ------------    -----------
                                                                 (Unaudited)
Assets
Current assets:
    Cash and cash equivalents...................   $     4         $     5
    Trade accounts receivable, net..............    28,745          37,518
    Inventory, net..............................    37,482          39,505
    Deferred income taxes.......................       558             558
    Prepaid expenses and other current assets...     5,292           5,084
                                                   -------         -------
Total current assets............................    72,081          82,670
Goodwill, net...................................     6,175           6,059
Deferred financing costs........................     2,028           1,637
Other assets....................................       303             321

Property and equipment..........................     9,965           9,989
    Less accumulated depreciation...............    (5,666)         (6,040)
                                                   -------         -------
Net property and equipment......................     4,298           3,949
Deferred income taxes...........................       280             280
                                                   -------         -------
Total assets....................................   $85,165         $94,916
                                                   =======         =======


See accompanying notes.

                                  (continued)

               Century Maintenance Supply, Inc. and Subsidiaries

                       (In thousands, except share data)


                                                                        December 31,      June 30,
                                                                            2000            2001
                                                                        ------------     -----------
                                                                                         (Unaudited)
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
    Accounts payable...............................................       $  14,117        $  15,394
    Revolving credit facility......................................           2,500            6,700
    Income taxes payable...........................................              13            1,902
    Accrued expenses...............................................           4,044            5,018
    Current portion of long-term debt..............................          10,100           12,600
    Dividends payable..............................................           3,075            3,279
                                                                          ---------        ---------
        Total current liabilities..................................          33,849           44,893
Long-term debt, less current portion...............................          77,900           71,600

Redeemable exchangeable preferred stock, net $100 par value;
    2,000,000 shares authorized; 464,171 shares issued and
    outstanding at December 31, 2000 and 494,921 shares
    issued and outstanding at June 30, 2001........................          44,509           47,684

Stockholders' equity (deficit):
    Common Stock, $0.001 par value; 15,000,000 shares
    authorized; 12,590,536 shares issued and outstanding at
    December 31, 2000 and June 30, 2001............................              13               13

    Additional paid-in capital.....................................          71,176           71,176

    Treasury stock, at cost........................................          (1,811)          (2,060)

    Accumulated deficit............................................        (140,470)        (137,679)

    Accumulated other comprehensive income (loss)..................               -             (711)
                                                                          ---------        ---------
Total stockholders' equity (deficit)...............................         (71,093)         (69,261)
                                                                          ---------        ---------
Total liabilities and stockholders' deficit........................       $  85,165        $  94,916
                                                                          =========        =========

See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

                  Condensed Consolidated Statements of Income
                                 (In thousands)

                                                              Three months          Six months
                                                             ended June 30,       ended June 30,
                                                            -----------------   -------------------
                                                             2000      2001       2000       2001
                                                            -------   -------   --------   --------
                                                               (Unaudited)          (Unaudited)
Net sales.................................................  $69,287   $75,369   $125,285   $135,245
Cost of goods sold........................................   50,335    54,811     90,492     98,300
                                                            -------   -------   --------   --------
Gross profit..............................................   18,952    20,558     34,793     36,945
Selling, general, and administrative expenses.............   10,335    11,342     20,166     22,543
                                                            -------   -------   --------   --------
Operating income..........................................    8,617     9,216     14,627     14,402
Interest expense..........................................    2,429     2,100      4,825      4,303
                                                            -------   -------   --------   --------
Income before income taxes................................    6,188     7,116      9,802     10,099
Provision for income taxes................................    2,358     2,769      3,732      3,929
                                                            -------   -------   --------   --------
Net income................................................    3,830     4,347      6,070      6,170
Other comprehensive income (loss), net of tax.............        -      (576)         -       (711)
                                                            -------   -------   --------   --------
Comprehensive Income......................................  $ 3,830   $ 3,771   $  6,070   $  5,459
                                                            =======   =======   ========   ========

See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

 Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                    For the Six Months Ended June 30, 2001
                       (In thousands, except share data)

                                       Number of                                                      Accumulated        Total
                                     Shares Issued             Additional                                Other       Stockholders'
                                          and        Common     Paid-In     Treasury   Accumulated   Comprehensive      Equity
                                      Outstanding    Stock      Capital      Stock       Deficit     Income (Loss)     (Deficit)
                                     -------------   -------   ----------   --------   -----------   -------------   -------------
Balances at
  December 31, 2000................   12,590,536      $13       $71,176      $(1,811)   $(140,470)      $   --          $(71,093)
  Purchase of treasury
    stock at cost (unaudited)......           --       --           --          (249)          --           --              (249)
  Preferred dividends
    accrued (unaudited)............           --       --           --            --       (3,379)          --            (3,379)
Cumulative effect of change
  in accounting principle
  (unaudited)......................           --       --           --            --           --         (578)             (578)
Unrealized net gain on
  cash flow hedges
  (unaudited)......................           --       --           --            --           --         (133)             (133)
  Net income (unaudited)...........           --       --           --            --        6,170           --             6,170
                                      ----------      ---       -------      -------    ---------        -----          --------
Balances at
  June 30, 2001 (unaudited)........   12,590,536      $13       $71,176      $(2,060)   $(137,679)       $(711)         $(69,261)
                                      ==========      ===       =======      =======    =========        =====          ========



See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                   Six months ended
                                                                                       June 30,
                                                                                   ----------------
                                                                                    2000     2001
                                                                                   ------   -------
                                                                                     (Unaudited)
Operating activities:
  Net income.....................................................................  $ 6,070    6,170
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
      Depreciation and amortization..............................................      717      963
      Provision for bad debts....................................................      345      390
  Changes in operating assets and liabilities net of effects of acquisitions:
      Accounts receivable........................................................   (8,607)  (9,163)
      Inventory..................................................................   (9,523)  (2,023)
      Prepaid expenses and other assets..........................................      204      333
      Accounts payable...........................................................    6,944    1,277
      Accrued expenses...........................................................      815      263
      Income taxes payable.......................................................   (3,275)   1,889
                                                                                   -------  -------

          Net cash (used in) provided by operating activities....................   (6,310)      99
Investing activities:
  Purchases of property and equipment............................................     (873)    (498)
Financing activities:
  Net borrowings under revolving line of credit..................................    7,300    4,200
  Repayments of long-term debt...................................................   (2,300)  (3,800)
  Repurchase of common stock.....................................................     (586)      --
                                                                                   -------  -------

     Net cash provided by financing activities...................................    4,414      400
                                                                                   -------  -------
Net (decrease) increase in cash..................................................   (2,769)       1
Cash and cash equivalents at beginning of period.................................    3,499        4
                                                                                   -------  -------
Cash and cash equivalents at end of period.......................................  $   730        5
                                                                                   =======  =======

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

     The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company's condensed consolidated balance sheet at June 30, 2001 and the condensed consolidated statements of income, changes in stockholders' equity (deficit), and cash flows for the interim periods ended June 30, 2000 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

  . Pursuant to the merger, the Company applied the proceeds of the Equity Investment of $68,326,190, proceeds of the secured term loan facilities of $100,000,000 and the proceeds of the Preferred Stock of $40,000,000 to convert 17,396,272 shares of the Company held by the primary shareholder (Dennis C. Bearden) and the Management Owners (certain management employees of the Company) (collectively, the "Continuing Shareholders") and 236,950 options into cash of approximately $182,580,000, and paid certain costs and expenses associated with the Recapitalization which totaled approximately $14,280,000. Of the approximately $14,280,000 of costs and expenses, approximately $7,982,000 was expensed and the remainder, which related to the Preferred Stock and the credit facility, was offset against proceeds or capitalized as deferred financing costs (see below). The purchase of the options to purchase shares of common stock from employees resulted in a compensation charge of approximately $4,092,000.

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

4.  Stockholders' Equity

     Effective January 14, 2000, the Company repurchased 97,727 shares of common stock from a stockholder for $586,362. Effective April 1, 2001, the Company repurchased 31,013 shares of common stock from certain employee stockholders for $248,104. These shares of common stock were repurchased by the Company in lieu of repayment by such stockholders of outstanding amounts owed to the Company pursuant to short term loans issued to such stockholders in connection with the exercise of options by them in July of 2000. These shares have been placed in treasury.

     On July 1, 2000, certain employees exercised options issued by the Company on July 1, 1997, to purchase 147,389 shares of common stock, with an exercise price of $1.74 per share. Richard Penick exercised options to purchase 34,510 shares of common stock and received a loan from the Company in the amount of $60,047 to pay the exercise price for the options. The loan was paid in full on April 1, 2001.

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

5.  Preferred Stock

     As part of the Recapitalization the Company sold $40.0 million of 13 1/4% Senior Exchangeable PIK (Payment-in-kind) Preferred Stock of which $12.0 million was sold to affiliates of the Company. The preferred stock is due in 2010 with an aggregate liquidation preference of $40.0 million or $100 per share. Dividends are payable semi-annually in cash, except that on each dividend payment date on or prior to July 1, 2003, dividends may be paid, at the Company's option, by issuance of additional shares of preferred stock. The Company's credit facility currently prohibits the payment of cash dividends on the preferred stock. The preferred stock is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends, on July 1, 2010. The Company may redeem the preferred stock in accordance with certain redemption provisions at a date earlier than July 1, 2010. If the Company elects to redeem the preferred stock on or before July 1, 2003 the redemption price will be 113.25% of the liquidation preference price of $100 per share. Holders of preferred stock have no voting rights. Since January 1, 1999, the Company has issued 179,289 shares of additional preferred stock as payment-in-kind for dividends on the Company's existing preferred stock.

     At any time, the Company may, at its option, exchange all of the shares of preferred stock then outstanding for exchange debentures in a principal amount equal to the liquidation preference of the shares being exchanged. The exchange debentures would have interest of 13 1/4% and would be due in 2010. The Company's credit facility currently prohibits the Company from exchanging the preferred stock. The Company incurred $2,803,000 of costs as part of the sale of the preferred stock which has been offset against the proceeds. For the six months ended June 30, 2001 the Company has accreted $100,205 to retained earnings as part of dividends accrued.

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

     The credit facility contains certain non-financial and financial covenants. The Company incurred $4,552,000 of costs as part of obtaining the credit facility which have been recorded as deferred financing costs. The

Company amortizes the costs over the average life of the credit facility. For the six-month period ended June 30, 2001 the Company recognized amortization expense of $391,161. The Company is in compliance, as of June 30, 2001, with the provisions of the Credit Facility.

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

     On July 14, 2000, the credit facility was amended allowing the Company more flexibility in meeting minimum leverage ratio, interest coverage ratio, fixed charge ratio and minimum EBITDA covenants thereunder.

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

     There was no impact on the Company's results of operations from the January 1, 2001 implementation of SFAS No. 133. The net of tax cumulative-effect adjustment reducing OCI and stockholders' equity was approximately $578,000 on January 1, 2001. For the six months ended June 30, 2001, the Company recorded an unrealized net of tax loss on these cash flow hedges of approximately $133,000. Included in accrued expenses and stockholders' equity (deficit) at June 30, 2001 is $711,000, net of tax of $455,000, representing the fair value of these derivative instruments.

     For the six months ended June 30, 2001, the ineffective portion of these cash flow hedges were not material. As of June 30, 2001, $711,000 of after-tax deferred net losses on derivative instruments accumulated in OCI are expected to be reclassified to earnings by September 30, 2001.

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

Forward Looking Statements

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, including without limitation, certain statements under this Item 2 and the Company's condensed financial statements and notes thereto contained elsewhere in this Report regarding the Company's financial position, business strategy, prospects and other related matters may constitute such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Actual results could differ materially from the Company's expectations as a result of a number of factors, including, without limitation, those set forth below and those located elsewhere in this Report and in the Company's Registration Statement on Form S-4, as amended, effective January 21, 1999 (File Number 333-62635).

General

     Century has grown through a combination of increasing sales at its existing distribution centers, by opening new distribution centers and through the acquisitions of Nationwide Apartment Supply, Inc. in July 1997 (the "Nationwide Acquisition") and Champion Blind and Drapery, Inc. in April 1999. As part of its strategy of expanding into new geographic markets, the Company opened 22 new distribution centers from 1994 through the quarter ended June 30, 2001. Historically, a typical center breaks even within three years of opening, and operating margins continue to improve as the center's revenue grows. The Nationwide Acquisition added 11 distribution centers principally in the Midwestern United States, three of which were consolidated into existing Century centers.

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

                                                 Three Months Ended        Six Months Ended
                                                     (unaudited)              (unaudited)
                                                ---------------------      -------------------
                                                June 30,     June 30,      June 30,   June 30,
                                                  2000         2001          2000       2001
                                                ---------    --------      --------   --------
                                                (dollars in thousands)   (dollars in thousands)

Net sales.....................................    $69,287    $75,369       $125,285  $135,245
Cost of goods sold............................     50,335     54,811         90,492    98,300
                                                  -------    -------       --------  --------
  Gross profit................................     18,952     20,558         34,793    36,945
Selling, general and administrative expenses..     10,335     11,342         20,166    22,543
                                                  -------    -------       --------  --------
  Total operating expenses....................     10,335     11,342         20,166    22,543
                                                  -------    -------       --------  --------
Operating income..............................      8,617      9,216         14,627    14,402
Interest expense..............................      2,429      2,100          4,825     4,303
                                                  -------    -------       --------  --------
Income before income taxes....................      6,188      7,116          9,802    10,099
Provision for income taxes....................      2,358      2,769          3,732     3,929
                                                  -------    -------       --------  --------
Net income....................................    $ 3,830    $ 4,347       $  6,070  $  6,170
                                                  =======    =======       ========  ========

                                                                Three Months Ended         Six Months Ended
                                                                    (unaudited)               (unaudited)
                                                               ---------------------     ---------------------
                                                               June 30,     June 30,     June 30,     June 30,
                                                                 2000         2001         2000         2001
                                                               -------      --------     --------     --------
Net sales....................................................  100.0%        100.0%       100.0%       100.0%
Cost of goods sold...........................................   72.7          72.7         72.2         72.7
                                                               -----         -----        -----        -----
   Gross profit..............................................   27.3          27.3         27.8         27.3
Selling, general and administrative expenses.................   14.9          15.0         16.1         16.6
                                                               -----         -----        -----        -----
   Total operating expenses..................................   14.9          15.0         16.1         16.6
                                                               -----         -----        -----        -----
Operating income.............................................   12.4          12.3         11.7         10.7
Interest expense.............................................    3.5           2.8          3.9          3.2
                                                               -----         -----        -----        -----
Income before income taxes...................................    8.9           9.5          7.8          7.5
Provision for income taxes...................................    3.4           3.7          2.9          2.9
                                                               -----         -----        -----        -----
Net income...................................................    5.5%          5.8%         4.9%         4.6%
                                                               =====         =====        =====        =====

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Net sales for the three months ended June 30, 2001 were $75.4 million, an increase of $6.1 million or 8.8% over the three months ended June 30, 2000. This increase in net sales was primarily due to comparable center growth of 8.3%, and the opening of a new distribution center in Salt Lake City.

     The Company's gross profit for the three months ended June 30, 2001 was $20.6 million, an increase of $1.6 million or 8.5% over the quarter ended June 30, 2000 primarily due to the increase in net sales discussed above. As a percentage of net sales, the Company's gross profit remained constant at 27.3% for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000.

     Selling, general and administrative expense, consisting primarily of payroll, occupancy and vehicle expenses, totaled $11.3 million for the quarter ended June 30, 2001, an increase of $1.0 million or 9.7% over the quarter ended June 30, 2000. As a percentage of net sales, selling, general and administrative expense increased slightly to 15.0% for the three months ended June 30, 2001 from 14.9% in the quarter ended June 30, 2000. This increase was primarily due to an increase in payroll and related expenses.

     Interest expense for the three months ended June 30, 2001 was $2.1 million, a decrease of $0.3 or 13.5% from the quarter ended June 30, 2000, primarily due to a decrease in market interest rates and average outstanding balance owed on the Company's credit facility.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Net sales for the six months ended June 30, 2001 were $135.2 million, an increase of $10.0 million or 8.0% over the six months ended June 30, 2000. This increase in net sales was primarily due to comparable center growth of 7.6%, and the opening of a new distribution center in Salt Lake City.

     The Company's gross profit for the six months ended June 30, 2001 was $36.9 million, an increase of $2.2 million or 6.2% over the six months ended June 30, 2000 primarily due to the increase in net sales discussed above. As a percentage of net sales, the Company's gross profit decreased slightly to 27.3% for the six months ended June 30, 2001 from 27.8% for the six months ended June 30, 2000.

     Selling, general and administrative expense, consisting primarily of payroll, occupancy and vehicle expenses, totaled $22.5 million for the six months ended June 30, 2001, an increase of $2.4 million or 11.8% over the six months ended June 30, 2000. As a percentage of net sales, selling, general and administrative expense increased to 16.7% for the six months ended June 30, 2001 from 16.1% in the six months ended June 30, 2000. This increase was primarily due to an increase in payroll and related expenses.

     Interest expense for the six months ended June 30, 2001 was $4.3 million, a decrease of $0.5 million or 10.8% from the six months ended June 30, 2000, primarily due to a decrease in market interest rates and average outstanding balance owed on the Company's credit facility.

Liquidity and Capital Resources

     The Company's primary capital requirements have been the funding of its continued distribution center expansion program, inventory requirements and the development and implementation of customized information systems. From 1996 to the quarter ended June 30, 2001 the Company opened 22 new distribution centers. The Company has financed its growth through a combination of internally generated funds and borrowings.

     In the first six months of 2001, net cash provided by operating activities was $0.3 million, increasing from $6.3 million of net cash used in the first six months of 2000. Net cash used by investing activities in the first six months of 2001 was $0.5 million, decreasing from $0.9 million of net cash used in the first six months of 2000 and was due to a decrease in capital expenditures. Net cash provided by financing activities in the first six months of 2001 was $0.2 million, decreasing from net cash provided of $4.4 million in the first six months of 2000 primarily due to the decrease in net proceeds from the revolving credit facility received in the first six months of 2001 as compared to the first six months of 2000.

     The Company currently anticipates that its capital expenditures, excluding potential acquisitions, for 2001 and 2002 will be approximately $2.0 million in each year. Inventories were $39.5 million as of June 30, 2001 and $37.5 million at December 31, 2000. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same day or next day filling of most orders. The Company anticipates that its inventory levels will continue to increase primarily to support higher sales volumes and new center openings. Trade accounts receivable, net of allowances were $37.5 million at June 30, 2001 and $28.7 million at December 31, 2000. The Company generally offers 30-day credit terms to its customers. The Company's working capital requirements are typically higher in the second and third quarters to meet seasonal demand. This is due primarily to the fact that more people move during the summer months when school is out, causing apartment managers to purchase more supplies to make apartments ready for new occupants. Also, hot summer months translate into a higher volume of HVAC sales due to the need for air conditioning parts.

     The Company has outstanding indebtedness consisting of borrowings of $84.2 million under the Term Loan Facility. The Company has access to a total of $25.0 million through the Revolving Credit Facility. As of August 10, 2001, the Company had $3.0 million of outstanding borrowings under the Revolving Credit Facility. The Tranche A Term Facility will mature on July 8, 2003 and the Tranche B Term Facility will mature on July 8, 2005. Annual required principal payments on the Term Loan Facility are $6.3 million, $13.6 million, $18.8 million, $28.5 million and $17.0 million over the next five years. The Revolving Credit Facility will mature on July 8, 2003. The interest rate under the Credit Facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 2.75% (for the Tranche B Term Facility) per annum or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 1.75% (for the Tranche B Term Facility) per annum. Pursuant to the terms of the Credit Facility, because the Company achieved certain performance goals, rates under the Tranche A Term Facility and the Revolving Credit Facility have been reduced in increments as agreed. The Company also covenanted to enter into specified interest rate protection arrangements, including interest rate swaps, to reduce the Company's exposure to fluctuations in the rates of interest payable under the Credit Facility. In mid-July 1998, the Company entered into such interest rate swap transactions with respect to $50.0 million of borrowings under the Term Loan Facility, which became effective September 30, 1998. At August 10, 2001 the interest rate for the Revolving Credit Facility was 8.0%, the Tranche A Facility was 6.0% and the Tranche B Facility was 6.5%. The interest rate for the portion of the Term Loan Facility under the interest rate swap is 8.54% for $13.0 million under the Tranche A Facility and 8.81% for $29.9 million under the Tranche B Facility. A commitment fee of 0.5% per annum will be charged on the unused portion of the Credit Facility. The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company and its subsidiaries (including the capital stock of the subsidiaries).

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

     The Credit Facility contains covenants restricting the ability of the Company and the Company's subsidiaries to, among other things, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock,
(iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures, (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA and (e) an interest coverage ratio. The Company is in compliance, as of June 30, 2001, with the provisions of the Credit Facility.

     In connection with the Recapitalization, the Company issued 280,000 shares of its Initial Preferred Stock with an aggregate liquidation preference of $28.0 million, and 120,000 shares of preferred stock pursuant to the Private Placement, with an aggregate liquidation preference of $12.0 million. On February 19, 1999, the Initial Preferred Stock was exchanged for the Company's Series C 13 1/4% Senior Exchangeable PIK Preferred Stock due 2010 which has been registered under the Securities Act pursuant to the Company's Registration Statement on Form S-4, as amended, effective January 21, 1999 (File Number 333-62635). At the election of the Company, dividends on the Exchange Preferred Stock may be paid in kind until July 1, 2003 and thereafter must be paid in cash. Since January 1, 1999, the Company has issued 179,289 shares of additional preferred stock as payment-in-kind for dividends on the Exchange Preferred Stock. The Credit Facility currently prohibits the payment of cash dividends on the Exchange Preferred Stock. The Exchange Preferred Stock is mandatorily redeemable upon a change of control and on July 1, 2010. In September 2000, the Company repurchased 51,573 shares of its redeemable exchangeable preferred stock for $3,906,655.

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

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged items fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income ("OCI"). The gains and losses on the derivative instrument that are reported in OCI will be reclassified in earnings in the periods in which earnings are impacted by the hedged item.

     There was no impact on the Company's results of operations from the January 1, 2001 implementation of SFAS No. 133. The net of tax cumulative-effect adjustment reducing OCI and stockholders' equity was approximately $578,000 on January 1, 2001. For the six months ended June 30, 2001, the Company recorded unrealized net of tax loss on these cash flow hedges of approximately $133,000. Included in accrued expenses and stockholders' equity (deficit) at June 30, 2001 is $711,000, net of tax of $455,000, representing the fair value of these derivative instruments.

     For the six months ended June 30, 2001, the ineffective portion of these cash flow hedges were not material. As of June 30, 2001, $711,000 of after-tax deferred net losses on derivative instruments accumulated in OCI are expected to be reclassified to earnings by September 30, 2001.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited.

     SFAS No. 142, "Goodwill and Other Intangible Assets," supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company expects to adopt this statement during the first quarter of 2002.

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

          None.

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


                                       CENTURY MAINTENANCE SUPPLY, INC.,
                                       a Delaware corporation


August 10, 2001                    By: /s/ Richard E. Penick
                                       ----------------------------------------
                                       Richard E. Penick
                                       Chief Financial Officer, Vice President
                                       and Assistant Secretary (Duly Authorized
                                       Officer and Principal Financial Officer)