Form 10-Q
period 2001-09-30
CENTURY MAINTENANCE SUPPLY INC
filed 2001-11-13
CIK 1068617

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                                   Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period from __________ to __________

                       Commission file number 333-62635

                               -----------------

                       CENTURY MAINTENANCE SUPPLY, INC.
            (Exact name of registrant as specified in its charter)

                                ---------------

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

     The number of shares of Common Stock, $0.001 par value, outstanding (the only class of common stock of the Company outstanding) was 12,170,498 on November 12, 2001.

================================================================================

               CENTURY MAINTENANCE SUPPLY, INC. AND SUBSIDIARIES

                       Quarter Ended September 30, 2001

                               TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements of Century Maintenance
          Supply, Inc. and Subsidiaries (Unaudited)

          Condensed Consolidated Balance Sheets as of December 31, 2000 and
          September 30, 2001...........................................................    2

          Condensed Consolidated Statements of Income for the Three Months and
          Nine Months Ended September 30, 2000 and September 30, 2001..................    4

          Condensed Consolidated Statement of Changes in Stockholders' Equity
          (Deficit) for the Nine Months Ended September 30, 2001.......................    5

          Condensed Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 2000 and September 30, 2001..............................    6

          Notes to Condensed Consolidated Financial Statements (Unaudited).............    7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations................................................................   11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................   17

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................................   18
Item 2.   Changes in Securities and Use of Proceeds....................................   18
Item 3.   Defaults Upon Senior Securities..............................................   18
Item 4.   Submission of Matters to a Vote of Security Holders..........................   18
Item 5.   Other Information............................................................   18
Item 6.   Exhibits and Reports on Form 8-K.............................................   18

SIGNATURE..............................................................................   19

                         PART I  FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CENTURY MAINTENANCE
                   SUPPLY, INC. AND SUBSIDIARIES (UNAUDITED)

               Century Maintenance Supply, Inc. and Subsidiaries

                     Condensed Consolidated Balance Sheets
                                (In thousands)

                                                 December 31,   September 30,
                                                     2000           2001
                                                 ------------   -------------
                                                                 (Unaudited)
Assets
Current assets:
 Cash and cash equivalents.......................   $     4       $     2
 Trade accounts receivable, net..................    28,745        39,244
 Inventory, net..................................    37,482        37,923
 Deferred income taxes...........................       558           558
 Prepaid expenses and other current assets.......     5,292         6,312
                                                    -------       -------
Total current assets.............................    72,081        84,039
Goodwill, net....................................     6,175         6,002
Deferred financing costs.........................     2,028         1,441
Other assets.....................................       303           321

Property and equipment...........................     9,965        10,272
 Less accumulated depreciation...................    (5,666)       (6,482)
                                                    -------       -------
Net property and equipment.......................     4,298         3,790
Deferred income taxes............................       280           280
                                                    -------       -------
Total assets.....................................   $85,165       $95,873
                                                    =======       =======

See accompanying notes.

                                  (continued)

               Century Maintenance Supply, Inc. and Subsidiaries

                       (In thousands, except share data)

                                                                     December 31,        September 30,
                                                                        2000                 2001
                                                                     ------------        -------------
                                                                                          (Unaudited)
Current liabilities:
  Accounts payable.................................................   $  14,117           $  14,668
  Revolving credit facility........................................       2,500               3,500
  Income taxes payable.............................................          13               4,615
  Accrued expenses.................................................       4,044               4,921
  Current portion of long-term debt................................      10,100              13,100
  Dividends payable................................................       3,075               1,762
                                                                      ---------           ---------
     Total current liabilities.....................................      33,849              42,566
Long-term debt, less current portion...............................      77,900              67,950

Redeemable exchangeable preferred stock, net $100 par value;
  2,000,000 shares authorized; 446,171 shares issued and
  outstanding at December 31, 2000 and 527,706 shares
  issued and outstanding at September 30, 2001.....................      44,509              51,013


Stockholders' equity (deficit):
  Common Stock, $0.001 par value; 15,000,000 shares
  authorized; 12,590,536 shares issued and outstanding at
  December 31, 2000 and September 30, 2001.........................          13                  13
     Additional paid-in capital....................................      71,176              71,176
     Treasury stock, at cost.......................................      (1,811)             (2,105)
     Accumulated deficit...........................................    (140,470)           (134,740)
     Accumulated other comprehensive income........................          --                  --
                                                                      ---------           ---------
Total stockholders' equity (deficit)...............................     (71,093)            (65,656)
                                                                      ---------           ---------
Total liabilities and stockholders' equity (deficit)...............   $  85,165           $  95,873
                                                                      =========           =========

See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

                  Condensed Consolidated Statements of Income
                                (In thousands)

                                                    Three months                  Nine months
                                                 ended September 30,           ended September 30,
                                                 -------------------           -------------------
                                                   2000       2001               2000       2001
                                                 --------  ----------          --------  ----------
                                                    (Unaudited)                     (Unaudited)
Net sales.......................................  $74,970   $80,038             $200,255   $215,283
Cost of goods sold..............................   54,165    58,640              144,657    156,940
                                                  -------   -------             --------   --------
Gross profit....................................   20,805    21,398               55,598     58,343
Selling, general, and administrative expenses...   10,679    11,735               30,844     34,278
                                                  -------   -------             --------   --------
Operating income................................   10,126     9,663               24,754     24,065
Interest expense................................    2,461     1,888                7,286      6,191
                                                  -------   -------             --------   --------
Income before income taxes......................    7,665     7,775               17,468     17,874
Provision for income taxes......................    3,065     3,023                6,798      6,953
                                                  -------   -------             --------   --------
Net income......................................    4,600     4,752               10,670     10,921
Other comprehensive income, net of tax..........       --       711                   --         --
                                                  -------   -------             --------   --------
Comprehensive Income............................  $ 4,600   $ 5,463             $ 10,670   $ 10,921
                                                  =======   =======             ========   ========

See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

 Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                 For the Nine Months Ended September 30, 2001
                       (In thousands, except share data)

                                         Number of                                                           Accumulated
                                       Shares Issued                 Additional                                  Other
                                           and             Common      Paid-In      Treasury  Accumulated    Comprehensive
                                        Outstanding        Stock       Capital        Stock     Deficit      Income (Loss)
                                       -------------       -------   ----------     --------  -----------    --------------
Balances at
  December 31, 2000...................  12,590,536            $13     $71,176        $(1,811)  $(140,470)         $  --
  Purchase of treasury
     stock at cost (unaudited)........          --             --          --           (294)         --             --
  Preferred dividends accrued
     (unaudited)......................          --             --          --             --      (5,192)            --
  Cumulative effect of change in
     accounting principle (unaudited).          --             --          --             --          --           (578)
  Unrealized net gain on cash flow
     hedges (unaudited)...............          --             --          --             --          --           (133)
  Reclassification adjustment
     into earnings....................          --             --          --             --          --            711
  Net income (unaudited)..............          --             --          --             --      10,921             --
                                        ----------            ---     -------        -------   ---------          -----

Balances at
  September 30, 2001
   (unaudited)........................  12,590,536            $13     $71,176        $(2,105)  $(134,740)         $  --
                                        ==========            ===     =======        =======   ==========         =====

                                           Total
                                         Stockholders'
                                       Equity (Deficit)
                                       ----------------
Balances at
  December 31, 2000...................  $(71,093)
  Purchase of treasury
     stock at cost (unaudited)........      (294)
  Preferred dividends accrued
     (unaudited)......................    (5,192)
  Cumulative effect of change in
   accounting principle (unaudited)...      (578)
  Unrealized net gain on cash
   flow hedges (unaudited)............      (133)
  Reclassification adjustment
     into earnings....................       711
  Net income (unaudited)..............    10,921
                                        --------

Balances at
  September 30, 2001
   (unaudited).......................   $(65,656)
                                        =========

See accompanying notes.

               Century Maintenance Supply, Inc. and Subsidiaries

                Condensed Consolidated Statements of Cash Flows
                                (In thousands)

                                                                                    Nine months ended
                                                                                      September 30,
                                                                                    ------------------
                                                                                      2000      2001
                                                                                    --------  --------
                                                                                       (Unaudited)
Operating activities:
  Net income.....................................................................    $ 10,670   $ 10,921
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization................................................       1,042      1,474
    Provision for bad debts......................................................         548        616
  Changes in operating assets and liabilities net of effects of acquisitions:
    Accounts receivable..........................................................      10,591)   (11,115)
    Inventory....................................................................      (2,131)      (441)
    Prepaid expenses and other assets............................................      (1,727)      (700)
    Accounts payable.............................................................       6,388        551
    Accrued expenses.............................................................          36        878
    Income taxes payable.........................................................      (3,020)     4,602
                                                                                     --------   --------
       Net cash provided by operating activities.................................       1,215      6,786
Investing activities:
  Purchases of property and equipment............................................      (1,349)      (793)
Financing activities:
  Net borrowings under revolving line of credit..................................       5,000      1,000
  Repayments of long-term debt...................................................      (4,200)    (6,950)
  Issuance of common stock.......................................................         332         --
  Tax effect of common stock issued upon exercise of employee stock options......         465         --
  Repurchase of preferred stock..................................................      (3,907)        --
  Repurchase of common stock.....................................................        (586)       (45)
                                                                                     --------   --------
       Net cash used by financing activities.....................................      (2,896)    (5,995)
                                                                                     --------   --------
Net decrease in cash.............................................................      (3,030)        (2)
Cash and cash equivalents at beginning of period.................................       3,499          4
                                                                                     --------   --------
Cash and cash equivalents at end of period.......................................    $    469   $      2
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

     The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company's condensed consolidated balance sheet at September 30, 2001 and the condensed consolidated statements of income, changes in stockholders' equity (deficit), and cash flows for the interim periods ended September 30, 2000 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

4.   Stockholders' Equity

     Effective January 14, 2000, the Company repurchased 97,727 shares of common stock from a stockholder for $586,362. Effective April 1, 2001, the Company repurchased 31,013 shares of common stock from certain employee stockholders for $248,104. These shares of common stock were repurchased by the Company in lieu of repayment by such stockholders of outstanding amounts owed to the Company pursuant to short term loans issued to such stockholders in connection with the exercise of options by them in July of 2000. Effective July 13, 2001, the Company repurchased 7,517 shares of common stock from a stockholder for $45,102. These shares have been placed in treasury.

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

5.   Preferred Stock

     As part of the Recapitalization the Company sold $40.0 million of 13 1/4% Senior Exchangeable PIK (Payment-in-kind) Preferred Stock of which $12.0 million was sold to affiliates of the Company. The preferred stock is due in 2010 with an aggregate liquidation preference of $40.0 million or $100 per share. Dividends are payable semi-annually in cash, except that on each dividend payment date on or prior to July 1, 2003, dividends may be paid, at the Company's option, by issuance of additional shares of preferred stock. The Company's credit facility currently prohibits the payment of cash dividends on the preferred stock. The preferred stock is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends, on July 1, 2010. The Company may redeem the preferred stock in accordance with certain redemption provisions at a date earlier than July 1, 2010. If the Company elects to redeem the preferred stock on or before July 1, 2003 the redemption price will be 113.25% of the liquidation preference price of $100 per share. Holders of preferred stock have no voting rights. Since January 1, 1999, the Company has issued 212,074 shares of additional preferred stock as payment-in-kind for dividends on the Company's existing preferred stock.

     At any time, the Company may, at its option, exchange all of the shares of preferred stock then outstanding for exchange debentures in a principal amount equal to the liquidation preference of the shares being exchanged. The exchange debentures would have interest of 13 1/4% and would be due in 2010. The Company's credit facility currently prohibits the Company from exchanging the preferred stock. The Company incurred $2,803,000 of costs as part of the sale of the preferred stock which has been offset against the proceeds. For the nine months ended September 30, 2001, the Company has accreted $150,307 to retained earnings as part of dividends accrued.

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

     The credit facility contains certain non-financial and financial covenants. The Company incurred $4,552,000 of costs as part of obtaining the credit facility which have been recorded as deferred financing costs. The Company amortizes the costs over the average life of the credit facility. For the nine-month period ended September 30, 2001 the Company recognized amortization expense of $586,741. The Company is in compliance, as of November 12, 2001, with the provisions of the Credit Facility.

     Effective September 30, 1998, the Company entered into two three-year interest rate swap agreements to reduce a portion of its interest rate exposure on its credit facility. Under the terms of the first agreement, the Company pays 8.81% on notional principal of $29,925,000 and receives LIBOR plus 2.75% on the notional balance. Under the terms of the second agreement, the Company pays 8.54% on a notional balance of $20,000,000, which declines to $13,000,000 in 2001, and receives LIBOR plus 2.5% on the notional balance. These interest rate swap agreements terminated on September 28, 2001.

7.   Derivative Instruments and Hedging Activities

     The Company is exposed to variability of future cash flows related to interest rate risk on its existing long-term debt and has entered into interest rate swap agreements to hedge their exposure which terminated on September 28, 2001.

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

     There was no impact on the Company's results of operations from the January 1, 2001 implementation of SFAS No. 133. The net of tax cumulative-effect adjustment reducing OCI and stockholders' equity was approximately $578,000 on January 1, 2001. For the three and nine months ended September 30, 2001, the Company recorded an unrealized net of tax gain on these cash flow hedges of approximately $711,000 and $578,000, respectively.

     For the nine months ended September 30, 2001, the ineffective portion of these cash flow hedges were not material.

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

General

     Century has grown through a combination of increasing sales at its existing distribution centers, by opening new distribution centers and through the acquisitions of Nationwide Apartment Supply, Inc. in July 1997 (the "Nationwide Acquisition") and Champion Blind and Drapery, Inc. in April 1999 (the "Champion Acquisition"). As part of its strategy of expanding into new geographic markets, the Company opened 22 new distribution centers from 1994 through the quarter ended September 30, 2001. Historically, a typical center breaks even within three years of opening, and operating margins continue to improve as the center's revenue grows. The Nationwide Acquisition added 11 distribution centers principally in the Midwestern United States, three of which were consolidated into existing Century centers.

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

                                                        Three Months Ended                         Nine Months Ended
                                                            (unaudited)                                (unaudited)
                                                 ---------------------------------       ---------------------------------
                                                 September 30,       September 30,       September 30,       September 30,
                                                     2000                2001                2000                 2001
                                                 -------------       -------------       -------------        ------------
                                                       (dollars in thousands)                  (dollars in thousands)
Net sales.......................................     $74,970             $80,038             $200,255            $215,283
Cost of goods sold..............................      54,165              58,640              144,657             156,940
                                                     -------             -------             --------            --------
Gross profit....................................      20,805              21,398               55,598              58,343
Selling, general and administrative expenses....      10,679              11,735               30,844              34,278
                                                     -------             -------             --------            --------
Operating income................................      10,126               9,663               24,754              24,065
Interest expense................................       2,461               1,888                7,286               6,191
                                                     -------             -------             --------            --------
Income before income taxes......................       7,665               7,775               17,468              17,874
Provision for income taxes......................       3,065               3,023                6,798               6,953
                                                     -------             -------             --------            --------
Net income......................................     $ 4,600             $ 4,752             $ 10,670            $ 10,921
                                                     =======             =======             ========            ========

                                                         Three Months Ended                      Nine Months Ended
                                                             (unaudited)                             (unaudited)
                                                 ---------------------------------       ---------------------------------
                                                 September 30,       September 30,        September 30,      September 30,
                                                     2000                2001                2000                2001
                                                 -------------       -------------       --------------      -------------
Net sales.......................................      100.0%               100.0%              100.0%             100.0%
Cost of goods sold..............................       72.2                 73.3                72.2               72.9
                                                      -----                -----               -----              -----
Gross profit....................................       27.8                 26.7                27.8               27.1
Selling, general and administrative expenses....       14.3                 14.7                15.4               15.9
                                                      -----                -----               -----              -----
Operating income................................       13.5                 12.1                12.4               11.2
Interest expense................................        3.3                  2.4                 3.7                2.9
                                                      -----                -----               -----              -----
Income before income taxes......................       10.2                  9.7                 8.7                8.3
Provision for income taxes......................        4.1                  3.8                 3.4                3.2
                                                      -----                -----               -----              -----
Net income......................................        6.1%                 5.9%                5.3%               5.1%
                                                      =====                =====               =====              =====

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Net sales for the three months ended September 30, 2001 were $80.0 million, an increase of $5.1 million or 6.8% over the three months ended September 30, 2000. This increase in net sales was primarily due to comparable center growth of 6.3% and the opening of a new distribution center in Salt Lake City. The growth, however, was affected by the mild weather in the midwest states and one less business day over the quarter ended September 30, 2000.

     The Company's gross profit for the three months ended September 30, 2001 was $21.4 million, an increase of $0.6 million or 2.9% over the quarter ended September 30, 2000 primarily due to the increase in net sales discussed above. As a percentage of net sales, the Company's gross profit decreased to 26.7% for the quarter ended September 30, 2001 from 27.8% for the quarter ended September 30, 2000. This decrease was primarily due to a slight reduction in average selling price of the Company's products and higher freight costs related to an increase in sales of certain product lines.

     Selling, general and administrative expense, consisting primarily of payroll, occupancy and vehicle expenses, totaled $11.7 million for the quarter ended September 30, 2001, an increase of $1.1 million or 9.9% over the quarter ended September 30, 2000. As a percentage of net sales, selling, general and administrative expense increased to 14.7% for the three months ended September 30, 2001 from 14.3% in the quarter ended September 30, 2000. This increase was primarily attributable to the opening of a new distribution center and an overall increase in payroll related expenses.

     Interest expense for the three months ended September 30, 2001 was $1.9 million, a decrease of $0.6 million or 23.3% from the quarter ended September 30, 2000, primarily due to a decrease in market interest rates and average outstanding balance owed on the Company's credit facility.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Net sales for the nine months ended September 30, 2001 were $215.3 million, an increase of $15.0 million or 7.5% over the nine months ended September 30, 2000. This increase in net sales was primarily due to comparable center growth of 7.1% and the opening of a new distribution center in Salt Lake City.

     The Company's gross profit for the nine months ended September 30, 2001 was $58.3 million, an increase of $2.7 million or 4.9% over the nine months ended September 30, 2000 primarily due to the increase in net sales discussed above. As a percentage of net sales, the Company's gross profit decreased to 27.1% for the nine months ended September 30, 2001 from 27.8% for the nine months ended September 30, 2000. This decrease was primarily due to a slight reduction in average selling price of the Company's products and higher freight costs related to an increase in sales of certain product lines.

     Selling, general and administrative expense, consisting primarily of payroll, occupancy and vehicle expenses, totaled $34.3 million for the nine months ended September 30, 2001, an increase of $3.4 million or 11.1% over the nine months ended September 30, 2000. As a percentage of net sales, selling, general and administrative expense increased to 15.9% for the nine months ended September 30, 2001 from 15.4% in the nine months ended September 30, 2000. This increase was primarily attributable to the opening of a new distribution center, expansion of the blind business and an overall increase in payroll related expenses.

     Interest expense for the nine months ended September 30, 2001 was $6.2 million, a decrease of $1.1 million or 15.0% from the nine months ended September 30, 2000, primarily due to a decrease in market interest rates and average outstanding balance owed on the Company's credit facility.

Liquidity and Capital Resources

     The Company's primary capital requirements have been the funding of its continued distribution center expansion program, inventory requirements and the development and implementation of customized information systems. From 1996 to the quarter ended September 30, 2001 the Company opened 22 new distribution centers. The Company has financed its growth through a combination of internally generated funds and borrowings.

     In the first nine months of 2001, net cash provided by operating activities was $6.8 million, increasing from $1.2 million of net cash used in the first nine months of 2000. Net cash used by investing activities in the first nine months of 2001 was $0.8 million, decreasing from $1.3 million of net cash used in the first nine months of 2000 and was due to a decrease in capital expenditures. Net cash used by financing activities in the first nine months of 2001 was $6.0 million, increasing from net cash used of $2.9 million in the first nine months of 2000 primarily due to the repayments of long term debt.

     The Company currently anticipates that its capital expenditures, excluding potential acquisitions, for 2001 and 2002 will be approximately $2.0 million in each year. Inventories were $37.9 million as of September 30, 2001 and $37.5 million at December 31, 2000. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same day or next day filling of most orders. The Company anticipates that its inventory levels will continue to increase primarily to support higher sales volumes and new center openings. Trade accounts receivable, net of allowances were $39.2 million at September 30, 2001 and $28.7 million at December 31, 2000. The Company generally offers 30-day credit terms to its customers. The Company's working capital requirements are typically higher in the second and third quarters to meet seasonal demand. This is due primarily to the fact that more people move during the summer months when school is out, causing apartment managers to purchase more supplies to make apartments ready for new occupants. Also, hot summer months translate into a higher volume of HVAC sales due to the need for air conditioning parts.

     The Company has outstanding indebtedness consisting of borrowings of $81.05 million under the Term Loan Facility. The Company has access to a total of $25.0 million through the Revolving Credit Facility. As of November 12, 2001, the Company had $2.5 million of outstanding borrowings under the Revolving Credit Facility. The Tranche A Term Facility will mature on July 8, 2003 and the Tranche B Term Facility will mature on July 8, 2005. Annual required principal payments on the Term Loan Facility are $3.2 million, $13.6 million, $18.8 million, $28.5 million and $17.0 million over the next five years. The Revolving Credit Facility will mature on July 8, 2003. The interest rate under the Credit Facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 2.75% (for the Tranche B Term Facility) per annum or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 1.75% (for the Tranche B Term Facility) per annum. Pursuant to the terms of the Credit Facility, because the Company achieved certain performance goals, rates under the Tranche A Term Facility and the Revolving Credit Facility have been reduced in increments as agreed. The Company also covenanted to enter into specified interest rate protection arrangements, including interest rate swaps, to reduce the Company's exposure to fluctuations in the rates of interest payable under the Credit Facility for the first three years. In mid-July 1998, the Company entered into such interest rate swap transactions with respect to $50.0 million of borrowings under the Term Loan Facility, which became effective September 30, 1998 and expired on September 28, 2001. At November 12, 2001 the interest rate for the Revolving Credit Facility was 6.25%, the Tranche A Facility was between 4.875% and 5.75% and the Tranche B
Facility was between 5.375% and 6.25%.   A commitment fee of 0.4375% per annum
will be charged on the unused portion of the Credit Facility. The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company and its subsidiaries (including the capital stock of the subsidiaries).

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

     The Credit Facility contains covenants restricting the ability of the Company and the Company's subsidiaries to, among other things, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock,
(iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures, (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA and (e) an interest coverage ratio. The Company is in compliance, as of November 12, 2001, with the provisions of the Credit Facility.

     In connection with the Recapitalization, the Company issued 280,000 shares of its Initial Preferred Stock with an aggregate liquidation preference of $28.0 million, and 120,000 shares of preferred stock pursuant to the Private Placement, with an aggregate liquidation preference of $12.0 million. On February 19, 1999, the Initial Preferred Stock was exchanged for the Company's Series C 13 1/4% Senior Exchangeable PIK Preferred Stock due 2010 which has been registered under the Securities Act pursuant to the Company's Registration Statement on Form S-4, as amended, effective January 21, 1999 (File Number 333-62635). At the election of the Company, dividends on the Exchange Preferred Stock may be paid in kind until July 1, 2003 and thereafter must be paid in cash. Since January 1, 1999, the Company has issued 212,074 shares of additional preferred stock as payment-in-kind for dividends on the Exchange Preferred Stock. The Credit Facility currently prohibits the payment of cash dividends on the Exchange Preferred Stock. The Exchange Preferred Stock is mandatorily redeemable upon a change of control and on July 1, 2010. In September 2000, the Company repurchased 51,573 shares of its redeemable exchangeable preferred stock for $3,906,655.

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

New Accounting Standards

     The Company is exposed to variability of future cash flows related to interest rate risk on its existing long-term debt and has entered into interest rate swap agreements to hedge their exposure. These interest rate swap agreements terminated on September 28, 2001.

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

     There was no impact on the Company's results of operations from the January 1, 2001 implementation of SFAS No. 133. The net of tax cumulative-effect adjustment reducing OCI and stockholders' equity was approximately $578,000 on January 1, 2001. For the three and nine months ended September 30, 2001, the Company recorded unrealized net of tax gain on these cash flow hedges of approximately $711,000 and $578,000, respectively. For the nine months ended September 30, 2001, the ineffective portion of these cash flow hedges were not material.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company expects to adopt this statement during the first quarter of 2002.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


                                  CENTURY MAINTENANCE SUPPLY, INC.,
                                  a Delaware corporation

November 12, 2001                 By: /s/ Richard E. Penick
                                     ----------------------------------------
                                     Richard E. Penick
                                     Chief Financial Officer, Vice President
                                     and Assistant Secretary (Duly Authorized
                                     Officer and Principal Financial Officer)