Form 10-K405
period 2001-12-31
CENTURY MAINTENANCE SUPPLY INC
filed 2002-04-01
CIK 1068617

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________.

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

     The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant is $7,435,350, the assumed fair market value of the registrant's Common Stock at March 29, 2002 as determined by the Board of Directors.

     As of March 29, 2002, the number of shares of the registrant's Common Stock outstanding was 12,190,498. The registrant's Common Stock is not traded in a public market.

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

Item 1.   Business.

General

     Century Maintenance Supply, Inc., a Delaware corporation ("Century" or the "Company"), is a leading distributor of maintenance, repair and operations ("MRO") supplies to the $2 billion multifamily apartment market. Century offers a broad selection of high quality MRO items, with prompt, free delivery provided through the Company's extensive distribution network. The Company currently supplies over 4,600 name brand and private label items, including plumbing, hardware, electrical, HVAC and lighting products, to over 33,800 active customers in the United States.

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

Market Overview

     The Company operates in what it estimates to be the $10 billion MRO industry, which includes such end-users as apartments, hotels/motels, nursing homes, prisons, military installations, and schools and universities. The Company currently markets substantially all of its products to the $2 billion multifamily apartment segment of this industry, focusing specifically on markets with at least 60,000 units and apartment complexes containing more than 50 units. The Company services 37 such markets as of March 29, 2002.

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

Product Offerings

     The Company currently offers over 4,600 cataloged stock-keeping units ("SKUs"), providing a full range of MRO supplies to its customers, and continually monitors its product offering to ensure its customers' needs are met. The Company offers high quality name brand and private label products in the following core categories: (i) plumbing, (ii) hardware, (iii) HVAC equipment and parts, (iv) lighting, (v) electrical, (vi) appliances and parts, (vii) janitorial and (viii) pool items.

     Century's product offering includes several private branded products which it believes provide it with a distinct competitive advantage in terms of tailored products and favorable pricing. These products, which include Boss(R) janitorial supplies, Rio(R) ceiling fans, DuroGuard(R) air conditioning units, Comfort Range(R) air conditioning units, and Aspen(R) faucets accounted for 7.8% of sales in 2001. The Company plans to continue to develop these products over the next few years.

     The Company currently distributes user-friendly catalogs with approximately 4,600 cataloged items. Historically, the Company has added approximately 150 SKUs per year to its catalogs. These products are usually recommended by local salespeople and then reviewed by a panel at Century's headquarters. Local distribution center managers have the flexibility to offer selected non-catalog items at their individual distribution centers. For example, Century's Denver distribution center stocks snow shovels and ice melt.

     The Company believes that its 4,600 catalogued SKUs represent those items that are most likely to meet the everyday and ongoing needs of the apartment MRO manager in the Company's target market. The Company's core products represent the basic continuing requirements of the apartment maintenance person which change little from year to year. Consequently, the Company attempts to minimize its exposure to product obsolescence.

Customers

     Century's customers include local and regional apartment properties as well as larger property management companies. The Company maintains over 33,800 active accounts, an increase of more than 17,000 over the past five years. Century defines an active account as a property that generates two or more orders within a 12 month period.

     Century's management believes its customer satisfaction is illustrated by the recurring revenues generated from its major accounts. In 2001, sales to the Company's top five customers increased by approximately 4.4% over the prior year.

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

     Many property management companies have joined GPOs such as Buyers Access to replicate the purchasing advantages of the larger property managers. Buyers Access requires vendors to have a national presence in addition to a broad product selection, competitive pricing, and a sophisticated billing system. Century is a preferred provider to Buyers Access and nine out of the ten largest apartment management companies.

Sales and Marketing

     Century's marketing and sales strategy is based on providing the best possible quality service to its customers. The Company's combination of inside and outside salesforces provides it with what it believes to be a competitive advantage over competitors that take orders at a centralized location.

     Outside Sales Staff. Century employs 155 commission-based local outside sales personnel, who are based at the Company's distribution centers and are responsible for maintaining close customer relationships and generating new business through regular visits. Each local outside salesperson typically makes 15-20 sales visits per day. The outside sales force generally does not take customer orders, allowing it to focus on its core function. In addition, the outside sales force provides customers with information on products and promotions, provides value-added services such as assistance with inventory management and training issues, and serves as the focal point for customer feedback.

     Inside Sales Force. The Company employs 118 inside salespeople who are based locally or regionally and are primarily responsible for receiving customer orders and providing technical support. Additionally, the inside salespeople provide customers with information on pricing and promotions as well as installation procedures and other critical characteristics which help them determine the products best suited to their specific needs. The Company encourages customers to place all orders with the inside sales staff in order to allow the outside sales staff to focus on building customer relationships. Providing a local/regional inside salesforce reinforces customer relations as customers usually place orders with the same group of salespeople who are familiar with the customers' needs and order history.

     National Sales Force. The Company employs eight salespeople who are responsible for fostering and maintaining relationships with national property management companies and GPOs. The national sales force negotiates contract terms, including pricing and minimum purchase requirements.

     The Catalog. The Century Maintenance Catalog includes over 4,600 SKUs and is annually distributed to approximately 59,000 active and prospective customers. The catalogs are complete with drawings (of most products), specifications and pricing which facilitate the ordering process and help the customer select the appropriate product.

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

     Sales Terms. Century's sales terms are generally net 30 days for customers meeting its credit requirements.

Competition

     The Company believes that the principal competitive factors in the distribution of repair and maintenance products to the apartment housing market and similar markets are customer service, the quality of products offered, reliability of delivery, product pricing and sales relationships.

     The Company competes in each of its regional markets with a number of suppliers, including such national firms as Wilmar Industries, or Wilmar, Maintenance Warehouse/America Corp., or Maintenance Warehouse, and Chad Supply, a regional distributor primarily in the Southeast United States. Wilmar and Maintenance Warehouse are the Company's most direct competitors in terms of product line and method of distribution. The Company believes that it distinguishes itself from these national competitors with its local sales focus and direct delivery from its local distribution centers. Management also believes that the Company's strategies build a high degree of customer loyalty through its strong local market presence. In addition, the Company competes with local or regional broad-line suppliers, specialty and industrial suppliers, other mail order catalog companies, retail home centers, and traditional hardware stores.

Distribution

     The Company delivers over 90% of its sales using its own fleet of trucks, the most of any major competitor. Each truck is driven by an employee who has a working knowledge of the distribution center's products and customers. The Company operates its own fleet of trucks in order to maintain complete control of the delivery process, an approach that the Company's management believes makes it the most reliable in the industry. Management believes the additional cost Century spends on operating its trucks is minimal considering the value-added service it provides its customers. Delivery is free for orders of $50 or more. Furthermore, the industry trend toward increased order size will benefit companies like Century which operate their own fleet of trucks since each delivery person can carry more items at little or no additional cost.

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

Operations

     In managing its inventory, Century seeks to maintain a steady balance between providing the customer optimal service and limiting costs. Century has several mechanisms in place to track, measure, replenish and optimize the use of inventory in all Company locations, including monthly tracking, physical counts, and cycle counting. In 2001, the Company estimates that it maintained an average fill rate of over 97%.

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

Suppliers and Purchasing

     Century currently purchases products from approximately 1,200 vendors. In 2001, no Company vendor accounted for more than 5.1% of purchases in 2001, and the top ten vendors accounted for approximately 29.6% of total purchases.

     The Company's use of volume purchasing has enabled it to benefit from favorable pricing and payment terms in the past. The benefit the Company derives from volume-based terms is expected to increase as a result of increased sales volume and further realization of efficiencies from the implementation of a centralized purchasing department, which was completed in March 1999.

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

Employees

     As of March 29, 2002, the Company employed 917 full-time employees and 14 part-time employees. None of the Company's employees are represented by unions and the Company considers its employee relations to be good.

Item 2.   Properties.

     The Company currently operates in 37 different geographic markets, each with a distribution center ranging in size from 12,000 to 114,000 square feet. The Company leases all of its distribution centers, with lease expiration dates ranging from June 2002 to March 2007. Management believes significant additional capacity can be added at minimal cost to most of the locations utilizing available contiguous space.

Item 3.   Legal Proceedings.

     The Company is party to lawsuits and other proceedings incidental to its business. While the results of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect that ultimate liabilities, if any, will have a material adverse effect on the financial position, results of operations, or cash flow of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     There is no established public trading market for the Company's Common Stock. As of March 29, 2001, all of the Common Stock of the Company is held by 42 holders of record.

     The following is a summary of the transactions engaged in by the Company during the past three fiscal years involving sales of the Company's securities that were not registered under the Securities Act:

     The Company did not issue or sell any shares of Common Stock in 1999 or 2001. The Company did not grant any options in 1999 or 2001.

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

     The Company has not paid cash dividends to its stockholders and does not intend to pay cash dividends to its stockholders in the foreseeable future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results Operations--Liquidity and Capital Resources" for a discussion of restrictions on the Company's ability to pay cash dividends.

Item 6.        Selected Financial Data.

     The following selected financial data should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" and the consolidated financial statements of the Company as of December 31, 2000 and 2001 and for the three years in the period ended December 31, 2001, included elsewhere in this Report on Form 10-K. The Operating Data, Cash Flow Data and the Balance Sheet Data as of and for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 are derived from audited consolidated financial statements of the Company. In 1998, the Company completed the Recapitalization (see "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations--The Recapitalization"), which significantly affected 1998 financial data.

                                                                                        Fiscal Year
                                                          -----------------------------------------------------------------------
                                                              1997           1998           1999           2000           2001
                                                          -----------    -----------    -----------    -----------    -----------
                                                                                    (dollars in thousands)
Operating Data:
Net sales.............................................    $   146,166   $    200,488    $   231,382    $   257,262    $   277,470
Cost of goods sold....................................        105,636        145,710        167,770        185,829        203,544
                                                          -----------   ------------    -----------    -----------    -----------
Gross profit..........................................         40,530         54,778         63,612         71,433         73,926
Operating expenses:
  Selling, general and administrative expenses
     ("SGA")..........................................         22,264         30,198         36,458         41,316         45,652
  Stock based compensation charges - SGA(a)...........          6,969          4,092             74             56             --
  Recapitalization expenses(b)........................             --          7,982             --             --             --
                                                          -----------   ------------    -----------    -----------    -----------
Total operating expenses..............................         29,233         42,272         36,532         41,372         45,652
                                                          -----------   ------------    -----------    -----------    -----------
Operating income......................................         11,297         12,506         27,080         30,061         28,274
Interest expense(c)...................................          1,147          5,327          9,310          9,681          7,586
                                                          -----------   ------------    -----------    -----------    -----------
Income before income taxes and minority interest......         10,150          7,179         17,770         20,380         20,688
Provision for income taxes(d).........................          6,370          5,380          6,970          7,928          7,639
                                                          -----------   ------------    -----------    -----------    -----------
Income before minority interest.......................          3,780          1,799         10,800         12,452         13,049
Minority interest in earnings of subsidiaries.........            848             --             --             --             --
                                                          -----------   ------------    -----------    -----------    -----------
Net income............................................    $     2,932   $      1,799    $    10,800    $    12,452    $    13,049
                                                          ===========   ============    ===========    ===========    ===========

Other Financial Data:
EBITDA(e).............................................    $    12,066   $     13,569    $    28,561    $    31,775    $    30,250
Adjusted EBITDA(f)....................................    $    19,035   $     25,643    $    28,635    $    31,831    $    30,250
Adjusted EBITDA margin(g).............................           13.0%          12.8%          12.4%          12.4%          10.9%
Depreciation & amortization...........................    $       769   $      1,063    $     1,481    $     1,700    $     1,976
Capital expenditures..................................    $     1,534   $        938    $     2,740    $     1,770    $       877
Ratio of Adjusted EBITDA to interest expense..........           16.6x           4.8x           3.1x           3.3x           4.0x
Ratio of total debt to Adjusted EBITDA................            1.0x           3.8x           3.3x           2.8x           2.6x
Other Data:
Distribution centers..................................             29             32             36             37             37
Comparable center sales growth(h).....................           20.8%          21.3%          12.4%           9.2%           7.4%
Active customers(i)...................................         24,521         27,300         30,500         31,250         33,830

                                                                                        Fiscal Year
                                                          -----------------------------------------------------------------------
                                                              1997           1998           1999           2000           2001
                                                          -----------    -----------    -----------    -----------    -----------
                                                                                    (dollars in thousands)
Cash Flow Data:
Net cash provided by (used in) operating
 activities............................................   $     6,304   $    (12,616)   $     9,174    $     5,951    $    14,288
Net cash used in investing activities..................        (9,575)          (865)        (3,993)        (1,770)          (877)
Net cash provided by (used in) financing
 activities............................................         4,946         10,525         (5,325)        (7,676)       (12,645)

Balance Sheet Data:
Working capital........................................   $    25,617   $     37,921    $    40,131    $    37,478    $    37,943
Operating working capital(j)...........................        29,487         38,877         42,732         47,574         50,773
Total assets...........................................        57,254         73,867         80,440         85,166         81,513
Redeemable preferred stock.............................            --         37,309         42,908         44,509         51,063
Total debt.............................................        18,997         98,700         94,100         90,500         77,900
Stockholders' equity (deficit).........................        25,568        (81,816)       (77,798)       (71,092)       (65,312)

______________________
(a) 1997 data reflects (i) charges of $6.3 million for the difference between the fair market value of stock exchanged by minority stockholders in connection with the Reorganization (as described below in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations") and the recorded basis of minority stockholder interests consisting of amounts paid by such stockholders for their stock in the Company's subsidiaries and their allocated earnings reflected as charges to minority interest in earnings of subsidiaries through June 30, 1997 and (ii) with respect to stock options granted in July 1997, charges of $0.6 million representing the difference between the fair market value of Common Stock and the exercise price of the related options at the respective date of grant. 1998 data reflects a charge of $4.1 million for the redemption of stock options as part of the Recapitalization for the difference between the redemption price and the exercise price of the stock options less any previously recognized charge related to the grant of the stock options.
    1999 and 2000 changes reflect the cost of unexercised stock options purchased from terminated employees.
(b) Transaction costs related to the Recapitalization that occurred in July of 1998.
(c) Interest expense in 1998 through 2001 includes amortization of deferred financing fees.
(d) As part of the Common Control Mergers (as defined in Item 7) the Company acquired certain operations that were not previously subject to federal income taxes. Income from these operations subsequent to the Reorganization are subject to federal income taxes.
(e) EBITDA represents net income before depreciation and amortization, interest expense and income tax expense. EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of profitability or liquidity. The Company has included a measurement based on EBITDA because it is one way in which the Company monitors its performance and because it is commonly used by certain investors and analysts to (i) analyze and compare companies on the basis of operating performance, leverage and liquidity and (ii) determine a company's ability to service debt. EBITDA should not be considered as an alternative to, or more meaningful than, income from operations or cash flow as an indication of the Company's operating performance, nor does it represent funds available for management's discretionary use. EBITDA presented by the Company may not be comparable to EBITDA defined and presented by other companies.
(f) Adjusted EBITDA represents net income before depreciation and amortization, interest expense, income tax expense, recapitalization expenses and stock based compensation charges. Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of profitability or liquidity. The Company has included a measurement based on Adjusted EBITDA because it is one way in which the Company monitors its performance and because it is commonly used by certain investors and analysts to (i) analyze and compare companies on the basis of operating performance, leverage and liquidity and (ii) determine a company's ability to service debt. In addition, certain covenants in the Certificate of Designation are based upon a concept similar to Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, income from operations or cash flow as an indication of the Company's operating performance, nor does it represent funds available for management's discretionary use. Adjusted EBITDA presented by the Company may not be comparable to Adjusted EBITDA defined and presented by other companies.
(g) Represents ratio of Adjusted EBITDA to net sales.
(h) Does not include centers acquired through the Nationwide Acquisition (as described below in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").
(i) Includes those customers who have placed at least two orders over the previous 12 month period.
(j) Operating working capital represents current assets, excluding cash, less current liabilities, excluding the current portion of long-term debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     Century has grown through a combination of increasing sales at its existing distribution centers, by opening new distribution centers and through the acquisition of Nationwide Apartment Supply, Inc. and Champion Blind and Drapery, Inc. As part of its strategy of expanding into new geographic markets, the Company opened 22 new distribution centers from 1994 through 2001.
Historically, a typical center breaks even within three years of opening, and operating margins continue to improve as the center's revenue grows. In July 1997, the Company acquired Nationwide, which added 11 distribution centers principally in the midwestern United States, three of which were consolidated into existing Century centers. In April 1999, the Company acquired Champion Blind and Drapery, Inc. for a cash price of $1,550,000.

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

The Recapitalization

     On July 8, 1998, the Company completed a recapitalization (the "Recapitalization") pursuant to which affiliates of Freeman Spogli & Co. LLC ("FS&Co.") invested $67.5 million, a director of the Company invested $750,000, and a third party, The Parthenon Group, invested $125,000, in cash for common stock of the Company (the "Common Stock Investment") and stockholders of the Company (the "Continuing Stockholders") retained Common Stock with a value of $54.2 million (based on the valuation of the Company used in the Recapitalization). As part of the Recapitalization, shares of Series A 13 1/4% Senior Exchangeable PIK Preferred Stock due 2010 of the Company (the "Initial Preferred Stock") with an aggregate liquidation preference of $28.0 million were sold in a private placement to institutional investors. In addition, shares of Series B 13 1/4% Senior Exchangeable Preferred Stock of the Company with an aggregate liquidation preference of $12.0 million were sold to FS&Co. and Dennis C. Bearden, the Company's Chief Executive Officer at the time of the Recapitalization, in a private placement that was consummated simultaneously with the sale of the Initial Preferred Stock (the "Private Placement" and, together with the sale of the Initial Preferred Stock, the "Sales of Preferred"). Immediately following consummation of the Recapitalization, FS&Co. and the Continuing Stockholders beneficially owned approximately 55.1% and 44.2% of the outstanding Common Stock of the Company, respectively, and FS&Co. and Mr. Bearden beneficially owned 10.0% and 20.0%, respectively, of the outstanding preferred stock of the Company.

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

                                                                                Fiscal Year
                                                                      ---------------------------------
                                                                         1999        2000       2001
                                                                      ----------   ---------  ---------
Net sales..........................................................   $   231,382  $ 257,262  $ 277,470
Cost of goods sold.................................................       167,770    185,829    203,544
                                                                      -----------  ---------  ---------
 Gross profit......................................................        63,612     71,433     73,926
Selling, general and administrative expenses ("SGA")...............        36,458     41,316     45,652
Stock compensation charges - SGA...................................            74         56         --
                                                                      -----------  ---------  ---------
 Total operating expenses..........................................        36,532     41,372     45,652
Operating income...................................................        27,080     30,061     28,274
Interest expense...................................................         9,310      9,681      7,586
                                                                      -----------  ---------  ---------
Income before income taxes.........................................        17,770     20,380     20,688
Provision for income taxes.........................................         6,970      7,928      7,639
                                                                      -----------  ---------  ---------
Net income.........................................................   $    10,800  $  12,452  $  13,049
                                                                      ===========  =========  =========

                                                               Fiscal Year
                                                         ----------------------
                                                           1999    2000    2001
                                                         ------   -----   -----
Net sales..............................................   100.0%  100.0%  100.0%
Cost of goods sold.....................................    72.5    72.2    73.4
                                                         ------   -----   -----
   Gross profit........................................    27.5    27.8    26.6
Selling, general and administrative expenses ("SGA")...    15.8    16.1    16.5
Stock compensation charges - SGA.......................     0.0     0.0     0.0
                                                         ------   -----   -----
   Total operating expenses............................    15.8    16.1    16.5
Operating income.......................................    11.7    11.7    10.2
Interest expense.......................................     4.0     3.8     2.7
                                                         ------   -----   -----
Income before income taxes.............................     7.7     7.9     7.5
Provision for income taxes.............................     3.0     3.1     2.8
                                                         ------   -----   -----
Net income.............................................     4.7%    4.8%    4.7%
                                                         ======   =====   =====


     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Net sales for fiscal 2001 were $277.5 million, an increase of $20.2 million or 7.9% over fiscal 2000. This increase in net sales was primarily due to comparable center growth and the opening of a new distribution center in Salt Lake City.

     The Company's gross profit for fiscal 2001 was $73.9 million, an increase of $2.5 million or 3.5% over fiscal 2000. This increase in gross profit was primarily due to the increase in net sales as discussed above. As a percentage of net sales, the Company's gross profit decreased to 26.6% in fiscal 2001 from 27.8% in fiscal 2000. The decrease in gross profit percentage was primarily due to a $1.0 million charge to inventory obsolescence in the fourth quarter of 2001 related to the Company's efforts to customize inventory at individual locations.

     Selling, general and administrative expenses consisting primarily of payroll, occupancy and vehicle expenses totaled $45.7 million in fiscal 2001, an increase of $4.3 million or 10.5% over fiscal 2000. As a percentage of net sales, selling, general and administrative expense increased to 16.5% in fiscal 2001 from 16.1% in fiscal 2000. This increase was primarily due to the new center opening and expansion of the blind business.

     Interest expense for fiscal 2001 was $7.6 million, a decrease of $2.1 million or 21.6% from fiscal 2000, primarily due to a decrease in market interest rates and average outstanding balances owed on the Company's credit facility.

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

     Selling, general and administrative expense, consisting primarily of payroll, occupancy and vehicle expenses totaled $41.3 million in fiscal 2000, an increase of $4.9 million or 13.3% over fiscal 1999. As a percentage of net sales, selling, general and administrative expense increased to 16.1% in fiscal 2000 from 15.8% in fiscal 1999. This increase was primarily due to the new center openings and expansion of the blind business.

     Interest expense for fiscal 2000 was $9.7 million, an increase of $0.4 million or 4.0% from fiscal 1999, due to an increase in interest rates on the Company's variable rate debt.

Liquidity and Capital Resources

     The Company's primary capital requirements have been the funding of its continued distribution center expansion program, inventory requirements and the development and implementation of customized information systems. From 1994 to 2001, the Company opened 22 new distribution centers. The Company has financed its growth through a combination of internally generated funds and borrowings.

     In fiscal 2001, net cash provided by operating activities was $14.3 million due primarily to increasing sales volume. Net cash used in investing activities in fiscal 2001 was $.9 million and was comprised of capital expenditures. Net cash used in financing activities in fiscal 2001 was $12.6 million, comprised of repayments of our credit facility long-term debt and the purchase of treasury stock.

     In fiscal 2000, net cash provided by operating activities was $6.0 million due primarily to increasing sales volume. Net cash used in investing activities in fiscal 2000 was $1.8 million and was comprised of capital expenditures. Net cash used in financing activities in fiscal 2000 was $7.7 million, comprised primarily of repayments of long-term debt, the purchase of preferred stock and the exercise of stock options.

     In fiscal 1999, net cash used in operating activities was $9.2 million due primarily to increasing sales volume. Net cash used in investing activities in fiscal 1999 was $4.0 million and was comprised of capital expenditures and the acquisition of Champion Blind and Drapery, Inc. Net cash used in financing activities in fiscal 1999 was $5.3 million, comprised of repayments of long-term debt and the purchase of treasury stock.

     The Company currently anticipates that its capital expenditures, excluding potential acquisitions, for 2002 and 2003 will be approximately $2.0 million in each year. Inventories, net of allowances, were $35.9 million as of December 31, 2001 and $37.5 million at December 31, 2000. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same day or next day filling of most orders. The Company anticipates that its inventory levels will continue to increase primarily to support higher sales volumes and new center openings. Trade accounts receivable, net of allowances were $26.6 million at December 31, 2001 and $28.7 million at December 31, 2000. The Company generally offers 30-day credit terms to its customers. The Company's working capital requirements are typically higher in the second and third quarters to meet seasonal demand. This is due primarily to the fact that more people move during the summer months when school is out, causing apartment managers to purchase more supplies to make apartments ready for new occupants. Also, hot summer months translate into a higher volume of HVAC sales due to the need for air conditioning parts.

     The Company has outstanding indebtedness consisting of borrowings of $77.9 million under the Term Loan Facility. The Company has access to a total of $25.0 million through the Revolving Credit Facility. As of March 29, 2002, the Company had no outstanding borrowings under the Revolving Credit Facility. The Tranche A Term Facility will mature on July 8, 2003 and the Tranche B Term Facility will mature on July 8, 2005. Annual required principal payments on the Term Loan Facility are $13.6 million, $18.8 million, $28.5 million and $17.0 million over the next four years. The Revolving Credit Facility will mature on July 8, 2003. The interest rate under the Credit Facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 2.75% (for the Tranche B Term Facility) per annum or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 1.75% (for the Tranche B Term Facility) per annum. Pursuant to the terms of the credit facility, because the Company achieved certain performance goals, rates under the Tranche A Term Facility and the Revolving Credit Facility and the commitment fee have been reduced in increments as agreed. The Company also covenanted to enter into specified interest rate protection arrangements, including interest rate swaps, to reduce the Company's exposure to fluctuations in the rates of interest payable under the Credit Facility for the first three years. In mid-July, 1998, the Company entered into such interest rate swap transactions with respect to $50.0 million of borrowings under the Term Loan Facility, which became effective September 30, 1998 and expired on September 28, 2001. At March 29, 2002 the interest rate for the Revolving Credit Facility was 6.00%, the Tranche A Facility was between 4.125% and 4.3125% and the Tranche B Facility was between 4.625% and 4.8125%. A commitment fee of 0.4375% per annum will be charged on the unused portion of the Credit Facility. The loans under the Credit Facility are collateralized by a first priority security interest in substantially all tangible and intangible assets of the Company and its subsidiaries (including the capital stock of the Company's subsidiaries).

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

     The Credit Facility contains covenants restricting the ability of the Company and the Company's subsidiaries to, among other things, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock,
(iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures, (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA and (e) an interest coverage ratio. The Credit Facility has been subsequently amended to provide the Company more flexibility in meeting the maximum leverage ratio, interest coverage ratio, fixed charge ratio, and minimum EBITDA covenants thereunder. The Company is in compliance, as of March 29, 2002, with the provisions of the Credit Facility.

     In connection with the Recapitalization, the Company issued 280,000 shares of its Initial Preferred Stock with an aggregate liquidation preference of $28.0 million, and 120,000 shares of preferred stock issued pursuant to the Private Placement, with an aggregate liquidation preference of $12.0 million. On February 19, 1999, the Initial Preferred Stock was exchanged for the Company's Series C 13 1/4% Senior Exchangeable PIK Preferred Stock due 2010 which has been registered under the Securities Act pursuant to the Company's Registration Statement on Form S-4, as amended, effective January 21, 1999 (File Number 333-62635). At the election of the Company, dividends on the Exchange Preferred Stock may be paid in kind until July 1, 2003 and thereafter must be paid in cash. Since January 1, 1999, the Company has issued 214,236 shares of additional preferred stock as payment-in-kind for dividends on the Exchange Preferred Stock. The Credit Facility currently prohibits the payment of cash dividends on the Exchange Preferred Stock. The Exchange Preferred Stock is mandatorily redeemable upon a change of control and on July 1, 2010. In September 2000, the Company repurchased 51,573 shares of its redeemable exchangeable preferred stock for $3,906,655.

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

     The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, including borrowings under the Revolving Credit Facility, will be sufficient to fund its debt service obligations and implement its growth strategy over the next 12 months. The Company or its affiliates may, from time to time depending on market conditions, purchase, refinance or otherwise retire certain of the Company's outstanding debt and/or equity securities in the open market or by other means through open market purchases, privately negotiated purchases or exchanges, redemptions or otherwise, in each case, without public announcement or prior notice to the holders thereof, and if initiated or commenced, such purchases or offers to purchase may be discontinued at any time.

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

     There was no impact on the Company's results of operations from the January 1, 2001 implementation of SFAS No. 133. The net of tax cumulative-effect adjustment reducing OCI and stockholders' equity was approximately $578,000 on January 1, 2001. For 2001, the Company recorded a net of tax gain on these cash flow hedges of approximately $711,000 on termination of the agreements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142, "Goodwill and Other Intangible Assets," supersedes APB opinion No. 17, "Intangible Assets." SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company expects to adopt this statement during the first quarter of 2002. The adoption of SFAS No. 141 had no effect on our consolidated financial position or results of operations. We do not believe the adoption of SFAS No. 142 will have a significant effect on our consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The Company expects to adopt this statement during the first quarter of 2002. We do not believe the adoption of this statement will have a significant effect on our consolidated financial position or results of operations.

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

     The following table presents the future principal cash flows and weighted-average interest rates expected on Century's existing long-term debt instruments.

             Principal (Notional) Amount by Expected Maturity Date
                           (as of December 31, 2001)

                                                                                                                         Fair Value
                                                                                                                         at Dec 31,
                            Fiscal 2002   Fiscal 2003   Fiscal 2004   Fiscal 2005    Fiscal 2006   Thereafter   Total       2001
                           ------------- ------------- ------------- -------------  ------------- ------------ -------  ------------
                                                                 (dollars in thousands)
Long-term Debt,
including current portion

 Variable Rate Debt.....    $   13,000    $    7,000    $       --    $       --     $  --         $  --       $ 20,000     $ 20,000

 Interest Rate..........    LIBOR+2.50%   LIBOR+2.50%

Long-term Debt,
including current portion
 Variable Rate Debt.....    $      600    $   11,800    $   28,500    $   17,000     $  --         $  --       $ 57,900     $ 57,900
 Interest Rate..........    LIBOR+2.75%   LIBOR+2.75%   LIBOR+2.75%   LIBOR+2.75%

     Qualitative Disclosures. The Company's primary exposure relates to (1) interest rate risk on long-term and short-term borrowings, (2) the Company's ability to pay or refinance long-term borrowings at maturity at market rates,
(3) the impact of interest rate movements on the Company's ability to meet interest expense requirements and exceed financial covenants and (4) the impact of interest rate movements on the Company's ability to obtain adequate financing to fund future acquisitions. The Company manages interest rate risk on its outstanding long-term and short-term debt through the use of variable rate debt. While the Company cannot predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management evaluates the Company's financial position on an ongoing basis.

Item 8.        Financial Statements and Supplementary Data.

     See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10.       Directors and Executive Officers of the Registrant.

     The following table sets forth information regarding the executive officers and directors of the Company as of March 29, 2002:



Name                          Age      Position with the Company
----                          ---      -------------------------
Joseph Semmer................  65      Chief Executive Officer and Director

Richard E. Penick............  45      Chief Financial Officer and Director

Don R. Hodina................  48      Chief Operating Officer

Dennis C. Bearden............  51      Director

Mark J. Doran................  38      Director

William C. Johnson...........  62      Director

Jon D. Ralph.................  37      Director

J. Frederick Simmons.........  47      Director

Ronald P. Spogli.............  54      Director


     Joseph Semmer is Chief Executive Officer and director of the Company. Mr Semmer assumed these roles in January 2002 when he joined the Company. Prior to joining the Company, Mr. Semmer was the Chief Executive Officer of Hall-Mark Electronics, an $800 million Dallas-based distributor of electronic components and systems, where he spent over 25 years.

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

     Dennis C. Bearden has served as a director of the Company since the Company's inception in 1988. Mr. Bearden also served as the Chief Executive Officer of the Company since the Company's inception in 1988 to January 2002. Mr. Bearden entered the multifamily apartment market in 1973 by forming Century Airconditioning Supply, Inc., which sold air conditioning components to apartment communities in the Houston area.

     Mark J. Doran has served as a director of the Company since July 1998. Mr. Doran joined an affiliate of FS&Co. in 1988 and became a general partner in 1998, where his responsibilities include analyzing potential investments and participating in strategic and financial initiatives as they relate to portfolio companies. Prior to joining FS&Co., Mr. Doran spent two years at Kidder, Peabody & Co. Incorporated where he served as a Corporate Finance Analyst in the High Yield Bond Department. Mr. Doran is also a director of Advance Auto Parts, Inc.

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

     Jon D. Ralph has served as a director of the Company since July 1998. Mr. Ralph joined an affiliate of FS&Co. in 1989 and became a general partner in January 1998, where his responsibilities include analyzing potential investments and participating in strategic and financial initiatives as they relate to portfolio companies. Prior to joining FS&Co., Mr. Ralph spent three years at Morgan Stanley & Co. Incorporated where he served as an Analyst in the Investment Banking Division. Mr. Ralph is also a director of The Pantry, Inc., River Holding Corp. and Hudson Respiratory Care Inc.

     J. Frederick Simmons has served as a director of the Company since July 1998. Mr. Simmons joined an affiliate of FS&Co. in 1986 and became a general partner in 1991, where his responsibilities include analyzing potential investments and participating in strategic and financial initiatives as they relate to portfolio companies.

     Ronald P. Spogli has served as a director of the Company since July 1998. Mr. Spogli is a founding partner of an affiliate of FS&Co., which he founded in 1983, where his responsibilities include analyzing potential investments and participating in strategic and financial initiatives as they relate to portfolio companies. Mr. Spogli also serves on the Boards of Directors of AFC Enterprises, Inc., Galyan's Trading Company, Inc., Hudson Respiratory Care Inc., Advance Stores Company, Incorporated and Advance Auto Parts, Inc.

     Directors of the Company are elected annually and hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. The Board of Directors has no current or proposed committees.

     Executive Officers are elected by, and serve at the discretion of the Board of Directors. The Company has entered into employment agreements with certain of its executive officers. See "Employment Agreements with Messrs. Bearden and Penick." There are no family relationships among any of our directors or executive officers.

Item 11.       Executive Compensation.

     The following table sets forth the compensation earned by the Company's Chief Executive Officer and the two other most highly compensated executive officers who earned salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 1999, 2000 and 2001 (collectively, the "Named Executive Officers").

                          Summary Compensation Table

                                                                                               Long-Term
                                                                                             Compensation
                                                        Annual Compensation                     Awards
                                             -----------------------------------------       ------------
                                                                                              Securities
                                  Fiscal                                 Other Annual         Underlying          All Other
  Name and Principal Position      Year        Salary         Bonus    Compensation(1)       Options/SARs      Compensation(2)
-----------------------------     ------     ----------     --------   ---------------       ------------      ---------------
Dennis C. Bearden(3).........      2001      $  105,769     $     --          $    --                --            $ 11,731
   Chief Executive Officer         2000         125,000           --               --                --              12,750
                                   1999         125,000           --               --                --              12,750


Richard E. Penick............      2001      $  115,000     $     --          $    --                --            $ 12,100
   Chief Financial Officer         2000         115,000           --               --             4,800(4)          228,783
                                   1999         115,000       50,000               --                --              12,750


Don R. Hodina................      2001      $  150,000     $     --          $    --                --            $ 11,615
   Chief Operating Officer         2000         146,344           --               --                --              12,750
                                   1999         104,840           --               --                --              12,750

_______________
(1) During 2001, no Named Executive Officer received perquisites and other personal benefits, securities or property in an aggregate amount in excess of the lesser of $50,000 or 10% of the total of such Officer's salary and bonus nor did any such Officer receive any restricted stock award or stock appreciation right.
(2) Represents (a) the annual lease table value of company car and matching contributions by the Company under its 401(k) plan, in the amount of $12,750 each for Mr. Bearden, Mr. Penick and Mr. Hodina, respectively, for 1999, 2000 and 2001, and (b) the value of options under the Company's 1997 Stock Incentive Plan that were exercised by Mr. Penick in July 2000 in the amount of $216,033. See "--Stock Option Plan--1997 Stock Incentive Plan."
(3) Joseph Semmer replaced Mr. Bearden as the Chief Executive Officer of the Company on January 21, 2002.
(4) Represents Options granted under the 1998 Nonqualified Stock Option Plan in 2000.

Option Grants in the Last Fiscal Year

        The Company did not grant any options during the year ended December 31, 2001.

Aggregated Option Exercises and Fiscal Year-End Option Values

        The following table sets forth information with respect to option exercises during the year ended December 31, 2001 and the number and value of exercisable and unexercisable options held as of December 31, 2001 by each of the Named Executive Officers.

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
                                    Values

                                                            Number of Securities
                                                           Underlying Unexercised                 Value of Unexercised
                                                                 Options at                     In-the-Money Options at
                                                              December 31, 2001                   December 31, 2001(1)
                                                       ------------------------------       --------------------------------
                         Shares
                       Acquired on        Value
       Name              Exercise       Realized       Exercisable      Unexercisable       Exercisable        Unexercisable
------------------     -----------      --------       -----------      -------------       -----------        -------------

Richard E. Penick               --            --             7,200             45,600                --                   --

_______________
(1) Value is determined by subtracting the exercise price from the fair market value of a share of Century's Common Stock, which as of December 31, 2001 was $10.00, as determined by the Company.

Employment Agreements with Messrs. Bearden and Penick

        On July 8, 1998, the Company entered into employment agreements with Dennis C. Bearden and Richard E. Penick, and a noncompete agreement with Mr. Bearden (which noncompete agreement also binds Century Airconditioning Supply, Inc. and Air Management Supply, Inc. See "Item 13. Certain Relationships and Related Transactions--Noncompete Agreement"). Mr. Bearden and Mr. Penick receive an annual base salary in the amount of $105,769 and $115,000, respectively, as well as an annual cash bonus (either pursuant to a bonus or incentive plan of the Company or otherwise) in an amount to be determined by the Board (or a committee thereof) in its sole discretion. Pursuant to the employment agreements, in the event that employment is terminated by the Company without "cause" (as defined therein), or if the employee resigns for "good reason" (as defined therein), the Company will be required to pay such employee's base salary (and to continue certain benefits) for 24 months, and to pay a portion of the employee's annual bonus, based on the previous year's bonus, accrued up to the date of termination. In addition, in the event that employment is terminated by the Company without "cause" or if the employee resigns for "good reason," and a Change in Control (as defined therein) of the Company has occurred within the two year period preceding such date of termination, then, in addition to the obligations of the Company to continue such employee's benefits and to pay the portion of the employee's annual bonus as described above, but in lieu of the Company's obligation to continue to pay such employee's base salary for the 24-month period following such date of termination, the Company shall be required to pay to the employee, in a lump sum in cash within 30 days after the date of such termination, an amount equal to two times the sum of the employee's base salary (as in effect on the date of termination or such higher rate as may have been in effect at any time during the 90 day period preceding the date of termination) and the annual bonus paid to such employee for the Company's last full fiscal year. The employment agreements also impose restrictions relating to the disclosure of confidential information and prohibit the employee from knowingly becoming involved in a conflict of interest with the Company.

Compensation of Directors

     Directors of the Company receive no compensation as directors. Directors are reimbursed for their reasonable expenses in attending meetings.

Retirement Plan

     Employees of the Company may contribute to a 401(k) plan. Employees must have 12 months of service and must have attained age 21 to be eligible to participate in the 401(k) plan and may contribute a minimum of 2.0%, up to a maximum of 15.0% of their annual compensation. The Company matches contributions at a rate of 50.0% for contributions by the employee, up to 8.0% of such employee's compensation. The Company contributed approximately, $447,000, $382,000 and $492,000 in 1999, 2000 and 2001 respectively, as matching funds to the plan. No discretionary, lump-sum contributions were made in 1999, 2000 and 2001.

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

     1998 Nonqualified Stock Option Plan

     In connection with the Recapitalization, the Company adopted the 1998 Nonqualified Stock Option Plan, (the "Nonqualified Stock Option Plan"), pursuant to which options may be granted to eligible employees of the Company for the purchase of an aggregate of 1,642,500 shares or 13% of Common Stock of the Company. The Nonqualified Stock Option Plan is administered by the Board. The Nonqualified Stock Option Plan and each outstanding option thereunder are subject to termination in the event of a change in control of Century, as more particularly described in the Nonqualified Stock Option Plan. In addition, all options granted pursuant to the Nonqualified Stock Option Plan terminate 30 days after termination of employment (unless termination was for cause, in which event an option terminates immediately) or 180 days in the event of termination due to death or disability. The sale of shares received upon the exercise of options are subject to rights of refusal first in favor of the Company and then in favor of Mr. Bearden and FS&Co., on a pro rata basis. In addition, any shares received upon exercise of an option are subject to a repurchase right in favor of the Company at the greater of cost or book value for a period of six months after termination of the optionee's employment (provided, that if employment is terminated due to death or disability, such shares shall be repurchased for fair market value as determined in good faith by the Board). Shares received upon the exercise of options are subject to certain obligations to sell at the request of FS&Co., should FS&Co. propose to sell all or a substantial portion of its interest in the Company to a third-party buyer (with the purchase terms for the optionee and FS&Co. to be identical), or should the optionee's employment or other relationship with the Company terminate. Such shares also possess certain co-sale rights in favor of the optionee should FS&Co. propose to sell all or any portion of its interest in the Company to a third-party buyer, upon the same terms as those offered by such buyer to FS&Co. The rights of first refusal, repurchase rights and co-sale rights will terminate upon the Company's initial public offering.

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

     On July 1, 2000, certain employees exercised options issued by the Company on July 1, 1997 to purchase 147,389 shares of common stock, with an exercise price of $1.74 per share. Richard Penick exercised options to purchase 34,510 shares of common stock and received a loan from the Company in the amount of $60,047 to pay the exercise price for the options. The loan was paid in full on April 1, 2001.

     As of December 31, 2001, options representing the right to purchase an aggregate of 510,200 shares of the Company's Common Stock have been granted under the Option Plan to individuals other than the Named Executive Officers set forth in the table above. 437,000 of these options are Performance Options and 73,200 of these options are Time Vested Options, as described above.

     On January 21, 2002, the Company granted to Joseph Semmer, Century's newly appointed Chief Executive Officer, a non-qualified option to purchase up to 190,000 shares of Common Stock. 40,000 shares subject to the option are immediately exercisable at an exercise price of $10.00 per share. The remaining shares subject to the option become exercisable over the next three years on the anniversary of the date of grant at exercise prices between $10.00 and $15.00 per share. The option will terminate on the seven-year anniversary of the grant date.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information, as of March 29, 2002, with respect to the beneficial ownership of capital stock of the Company by (i) each person who beneficially owns more than 5% of such shares, (ii) each of the Named Executive Officers, (iii) each director of the Company and (iv) all of the Named Executive Officers and directors of the Company as a group.

     Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, the shares of Common Stock subject to options and warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 29, 2002 are deemed outstanding, while these shares are not deemed outstanding for computing percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The address for those individuals for which an address is not otherwise indicated is c/o Century Maintenance Supply, Inc., 10050 Cash Road, Suite 1, Stafford, Texas 77477.

     The percentages of Common Stock and Series B Preferred Stock beneficially owned are based on 12,190,498 shares of Common Stock and 187,561.64 shares of Series B Preferred Stock outstanding as of March 29, 2002.

                                                                                                                 Percent of all
                                                                                                                    Preferred
                                             Shares of Common      Percent of          Shares of Series B             Stock
      Name of Beneficial Owner                     Stock              Class             Preferred Stock            Outstanding
-----------------------------------------    ----------------      ----------          ------------------        --------------

Freeman Spogli & Co. LLC(1)..............        6,912,501            55.8%                 62,520.54(7)              11.1%
   Ronald P. Spogli(1)
   J. Frederick Simmons(1)
   Mark J. Doran(1)
   Jon D. Ralph(1)

Dennis C. Bearden(2).....................        3,749,999            30.3%                125,041.10(7)              22.2%

Joseph Semmer(3).........................           60,000             0.5%                        --                   --

Don R. Hodina............................               --              --                         --                   --

Richard E. Penick(4).....................           57,565             0.5%                        --                   --

William C. Johnson(5)....................          127,083             1.0%                        --                   --

All Named Executive Officers and
 directors of the Company as a group
 (8 individuals)(6)......................       10,907,148            88.1%                187,561.64(7)              33.3%

_____________________
(1) Represents shares of Common Stock that are held of record by FS Equity Partners IV, L.P. ("FSEP IV"). As general partner of FSEP IV, FS Capital Partners LLC ("FS Capital LLC") has the sole power to vote and dispose of the shares owned by FSEP IV. Messrs. Spogli, Simmons, Doran and Ralph and Bradford M. Freeman, William M. Wardlaw, John M. Roth, Charles P. Rullman and Todd W. Halloran are the sole managing members of FS Capital LLC, and, as such, may be deemed to be the beneficial owners of the shares of the Common Stock and rights to acquire the Common Stock owned by FSEP IV. The business address of Freeman Spogli & Co. LLC, FSEP IV, FS Capital LLC, and its sole managing member is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025.
(2) Consists of 3,749,999 shares of Common Stock held by Century Airconditioning Supply, Inc., an entity that is wholly-owned by Mr. Bearden.
(3) Includes 40,000 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days of March 29, 2002.
(4) Includes 7,200 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days of March 29, 2002.
(5) Includes 52,083 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days of March 29, 2002.
(6) Includes 6,912,501 shares of Common Stock and 62,520.54 shares of Series B Preferred Stock held by affiliates of Freeman Spogli & Co. LLC and 99,283 shares of Common Stock issuable with respect to options granted to executive officers and directors that are exercisable within 60 days of March 29, 2002.
(7) Stockholders of Series B Preferred Stock received payment in kind dividends that are issued in fractional shares semi-annually. The number of shares listed in the chart was rounded to two decimal places.

Item 13.       Certain Relationships and Related Transactions.

Stockholders' Agreement

     Amended Stockholders Agreement

     The stockholders of the Company's Common Stock were parties to a stockholders' agreement with the Company and Mr. Bearden which was amended and restated in July 1998 (the "Amended Stockholders' Agreement"). Under the Amended Stockholders' Agreement, all Continuing Stockholders (other than Mr. Bearden) were granted "tag along" rights which provide that if FS&Co. or Mr. Bearden sell all or any part of their shares of the Company's Common Stock to a third party, the non-selling stockholders have the right to sell up to the same percentage of their shares to that third party on the same terms and conditions. The non-selling stockholders only have tag along rights on a sale by Mr. Bearden if FS&Co. exercises its own tag along rights. These rights terminate upon the Company's initial public offering.

     Continuing Stockholders (other than Mr. Bearden) are subject to a "drag along" obligation which provides that if FS&Co. wishes to sell all of its Common Stock of the Company to a third party, FS&Co. may cause such Continuing Stockholders to sell all of their capital stock (common or preferred) to such third party on the same terms and conditions.

     The Amended Stockholders' Agreement also contains a right of first refusal first in favor of the Company, then in favor of Mr. Bearden and FS&Co. on a pro rata basis, and then in favor of the Company's other stockholders (other than holders of the Exchange Preferred Stock) on a pro rata basis, as well as certain transfer restrictions and obligations on termination (including repurchase rights upon the death, divorce or termination of employment of a Continuing Stockholder that operate in a manner substantially identical to the right of first refusal).

     There are employees of the Company who hold Existing Options who do not currently own any of the Company's Common Stock. See "Item 11. 1998 Nonqualified Stock Option Plan." If these employees exercise their options, the shares received upon exercise will become subject to the Amended Stockholders' Agreement.

     New Stockholders Agreement

     In July 1998, FS&Co., Mr. Bearden and Century Airconditioning Supply, Inc. ("CAC") entered into a new stockholders agreement (the "Stockholders Agreement"). Under the Stockholders Agreement, FS&Co. and Mr. Bearden have the right to purchase their pro rata share of certain new issuances of capital stock by the Company. These rights will terminate upon the Company's initial public offering or once such party's percentage ownership in the Company (calculated on a fully diluted basis) falls below 10%. In addition, the Stockholders Agreement provides that if FS&Co. or Mr. Bearden sells all or any part of their shares in the Company to a third party, the non-selling party has the right to sell up to the same percentage of their shares to that third party on the same terms and conditions. These rights terminate upon the Company's initial public offering. If FS&Co. wishes to sell its entire interest in the Company, it has the right to cause Mr. Bearden to sell all of his shares of capital stock (common or preferred) to such third party on the same terms and conditions. These rights terminate once FS&Co.'s percentage ownership in the Company (calculated on a fully diluted basis) drops below 20% or drops below the percentage then held by Mr. Bearden (provided that no effect shall be given to any shares purchased by Mr. Bearden after the closing of the Recapitalization). In the Stockholders Agreement, FS&Co. will receive a right of first offer with respect to proposed sales of capital stock of the Company by Mr. Bearden or CAC, and CAC will transfer its securities of the Company to Mr. Bearden should Mr. Bearden ever fail to control 100% of the outstanding capital stock of CAC. These rights terminate in the same manner as FS&Co.'s drag along obligation described above. In the Stockholders' Agreement, each of FS&Co. and Mr. Bearden agreed not to pledge, hypothecate or otherwise encumber any capital stock of the Company held by them, and also agreed not to transfer shares to a third party, except for certain transfers to affiliates (or to a family trust established by Mr. Bearden) or transfers by FS&Co. to its partners after the Company's initial public offering.

     The Stockholders Agreement provides that the Board of Directors of the Company shall initially consist of five members nominated by FS&Co. and three members nominated by Mr. Bearden. The members of the Board will include two independent directors if necessary in connection with the Company's initial public offering, which directors will be elected by a majority of the Board and reasonably acceptable to Mr. Bearden. Notwithstanding the foregoing, the Stockholders Agreement provides that no action of the Company, which under Delaware law would have required the prior approval of a majority of the Company's stockholders, will be taken unless and until a meeting of the Company's Board of Directors will have been held upon prior notice duly given in accordance with the bylaws of the Company. The rights of FS&Co. and Mr. Bearden described in this paragraph will terminate once such parties' percentage ownership in the Company (calculated on a fully diluted basis) drops below 20% and 10%, respectively.

     The Stockholders Agreement provides that at any time beginning six months after the Company's initial public offering, each of FS&Co. and Mr. Bearden shall have the right to two demand registrations; provided, that to the extent that either of FS&Co. or Mr. Bearden wishes to join in the other's demand registration, then the parties shall participate together in such registration on a pro rata basis. Following the Company's initial public offering, FS&Co., Mr. Bearden and the Company's other stockholders shall have customary piggyback registration rights; provided, that such stockholders (other than Mr. Bearden) may be excluded from any such offering, at the discretion of the underwriters participating in such offering, if such underwriters determine that the inclusion of such stockholders would adversely impact the relevant offering. Each of the Company's stockholders (including FS&Co. and Mr. Bearden) agreed to a lockup period of up to six months if imposed by an underwriter in connection with the Company's initial public offering and for any other period requested by an underwriter for any other offering. The Company will pay all customary fees and expenses in connection with such registrations.

     On January 21, 2002, the Stockholders Agreement was amended to include Joseph Semmer as a party, in connection with his purchase of Common Stock and appointment as Chief Executive Officer.

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

     In addition, pursuant to the Recapitalization, FS&Co. received an option to purchase 167,382 shares of the Company's Common Stock from Century Airconditioning Supply, Inc. ("CAC") at a purchase price of $10.00 per share. CAC, an entity entirely owned by Mr. Bearden, is currently a stockholder of the Company. This option was exercised by FS&Co. on February 25, 1999.

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

Transactions with Management

     The Company leases facilities in Houston, Phoenix, San Antonio, Tucson, and Newport News from Dennis C. Bearden, the former Chief Executive Officer of the Company, or an entity affiliated with or controlled by Mr. Bearden. All of these leases are at market terms. Lease expense for leases with affiliates has been $0.6 million, $0.8 million, $0.8 million and $0.4 million for fiscal 1998, 1999, 2000 and 2001, respectively. In addition, the Company was a party to the Common Control Mergers.

     On July 1, 2000, certain employees exercised options to purchase 147,389 shares of Common Stock granted pursuant to the Company's 1997 Stock Incentive Plan for an exercise price of $1.74 per share. Mr. Penick exercised options to purchase 34,510 shares of Common Stock and received a loan from the Company in the amount of $60,047 to pay the exercise price for the options. The loan bears interest at 0% and has a term of 9 months. The loan was paid in full on April 1, 2001.

     Effective April 1, 2001, the Company repurchased 31,013 shares of common stock from certain employee stockholders for $248,104. These shares of common stock were repurchased by the Company in lieu of repayment by such stockholders of outstanding amounts owed to the Company pursuant to short term loans issued to such stockholders in connection with the exercise of options by them in July 2000. Effective July 13, 2001, the Company repurchased 7,517 shares of common stock from a stockholder for $45,102. These shares have been placed in treasury.

Transactions with Mr. Semmer

     On January 21, 2002, Joseph Semmer was appointed the Chief Executive Officer of the Company and elected as a member of the board of directors of the Company. In connection with this appointment, Mr. Semmer was granted a non-qualified option to purchase 190,000 shares of Common Stock and purchased 20,000 shares of Common Stock at a purchase price of $10.00. Mr. Semmer paid one-half of the purchase price in cash and one-half with a promissory note secured by pledging 10,000 of the shares of Common Stock purchased by him. The promissory note accrues interest at a rate of 2.75% per annum and is payable in full on April 21, 2003. Mr. Semmer also entered into a Severance Agreement in connection with his appointment. The Severance Agreement provides that if Mr. Semmer is terminated (i) without cause (as defined in the agreement) or (ii) pursuant to a Qualifying Resignation (as defined in the agreement), he will receive a severance payment equal to 18 months' base salary determined at the annual rate in effect at the time of termination and the full bonus for the year in which the termination occurred. The severance payment will be paid over an 18 month period and will be reduced by the amount of any other monthly base compensation that Mr. Semmer earns during that period.

Transactions with Century Airconditioning Supply

     The Company makes convenience sales of inventory, at cost, to CAC and purchases inventory, at cost, from CAC. In addition, CAC and the Company shared some administrative services, for which CAC paid the Company a management fee equal to a percentage of CAC's sales. The Company's revenues attributable to sales of inventory to CAC were $1.2 million, $0.1 million, $0.05 million and $0.04 million for fiscal 1998, 1999, 2000 and 2001, respectively. CAC paid management fees to the Company (with respect to shared administrative services) of $0.3 million in 1998. No management fees were paid by CAC to the Company in 1999, 2000 and 2001.

Noncompete Agreement

     Mr. Bearden is the sole stockholder of CAC, which in turn controls Air Management Supply, Inc. ("Air Management"). Both CAC and Air Management compete with the Company in certain sub-markets and with regard to certain products and customers. In connection with the Recapitalization, Mr. Bearden, CAC and Air Management entered into a noncompete agreement with the Company whereby they agreed, for a period continuing until the earlier of ten years or the termination of Mr. Bearden's employment agreement other than for "cause," and subject to certain exceptions, not to compete with the Company, to preserve its confidential information, not to recruit or employ employees of the Company, and not to solicit customers or suppliers of the Company for competitors. In particular, and subject to certain exceptions, Mr. Bearden, CAC and Air Management are prohibited from selling maintenance supplies (which as defined excludes HVAC, appliance parts and refrigeration parts) not only to apartments but also to hotels, prisons, nursing homes, hospitals, military installations and schools and universities. In addition, the Company agreed not to sell HVAC in southeast Texas (as defined therein) if such sales would cause the aggregate amount of HVAC sales by the Company for the immediately preceding 12 months to exceed 12% of the Company's total sales in southeast Texas during the same period.

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

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


      (a)     Documents filed as part of this report:                                                          Page
                                                                                                              ----
             (1)    Index to the Consolidated Financial Statements:

                    Independent Auditors' Report for Century Maintenance Supply, Inc.....................      F-1

                    Consolidated Balance Sheets as of December 31, 2000 and December 31, 2001............      F-2

                    Consolidated Statements of Income for the Years Ended December 31, 1999,
                      December 31, 2000 and December 31, 2001............................................      F-4

                    Consolidated Statements of Changes in Stockholders' Deficit for the Years
                      December 31, 1999, December 31, 2000 and December 31, 2001.........................      F-5

                    Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
                      December 31, 2000 and December 31, 2001............................................      F-6

                    Notes to Consolidated Financial Statements...........................................      F-7


             (2)    Schedules.

                    None.

             (3)    Exhibits.


     2.1(1)         Agreement and Plan of Merger dated as of May 5, 1998 among
                    Century Acquisition Corporation, Dennis C. Bearden
                    ("Bearden"), FS Equity Partners IV, LP ("FSEP IV"), the
                    Company, and the stockholders of the Company.
     2.2(1)         First Amendment to Agreement and Plan of Merger dated June
                    19, 1998 among Century Acquisition Corporation, Bearden,
                    FSEP IV, the Company, and the stockholders of the Company.
     3.1(1)         Amended and Restated Certificate of Incorporation of
                    Century.
     3.2(1)         Amended and Restated Bylaws of Century.
     3.3(1)         Certificate of Designation by Century dated July 8, 1998.
     4.1(1)         Exchange Indenture dated as of July 8, 1998 between Century and United States Trust Company of New York, as Trustee, with respect to the 13 1/4% Senior Subordinated Exchange
                    Debentures due 2010 (including form of 13 1/4% Senior
                    Subordinated Exchange Debenture due 2010).
     4.2(1)         Registration Agreement dated July 8, 1998 between Century
                    and Salomon Brothers Inc.
     10.1(1)        Credit Agreement dated as of July 8, 1998 (the "Credit
                    Agreement") among the Company, the lenders party thereto, Salomon Brothers Inc. and Citicorp USA, Inc. ("Citicorp").
     10.2(1)        Security Agreement dated as of July 8, 1998 between the
                    Company and Citicorp.
     10.3(1)        Pledge Agreement dated as of July 8, 1998 between the
                    Company and Citicorp.
     10.4(1)        Subsidiary Guarantee Agreement dated as of July 8, 1998
                    between the Company and Citicorp.
     10.5(1)        Indemnity, Subrogation and Contribution Agreement dated as of July 8, 1998 between the Company and Citicorp.
     10.6(1)        Amended and Restated Stockholders' Agreement dated as of May
                    5, 1998 among FSEP IV, Bearden, the Company and certain of its stockholders and their spouses.
     10.7(1)        Second Amended and Restated Stockholders' Agreement dated as of July 8, 1998 among FSEP IV, Bearden, the Company and certain of its stockholders and their spouses.

     10.8(1)        Stockholders Agreement dated July 8, 1998 among FSEP IV,
                    William C. Johnson ("Johnson"), The Parthenon Group,
                    Bearden, Century Airconditioning Supply, Inc. ("Century AC")
                    and the Company.
     10.9(1)        Registration Rights Agreement dated July 8, 1998 among FSEP
                    IV, Bearden, Century AC, the Company and certain
                    stockholders of the Company.
     10.10(1)       Preferred Stock Registration Rights Agreement dated July 8,
                    1998 among FSEP IV, Bearden and the Company.
     10.11(1)       Preferred Stock Subscription Agreement dated July 8, 1998
                    among the Company, FSEP IV and Bearden.
     10.12(1)       1998 Nonqualified Stock Option Plan.
     10.13(1)       1997 Incentive Stock Plan.
     10.14(1)       Form of Nonqualified Stock Option Agreement for 1998
                    Nonqualified Stock Option Plan.
     10.15(1)       Form of Agreement for 1997 Incentive Stock Plan.
     10.16(1)       Executive Employment Agreement dated July 8, 1998 between
                    Century Maintenance Supply, Inc. and Bearden.
     10.17(1)       Executive Employment Agreement dated July 8, 1998 between
                    Century Maintenance Supply, Inc. and Richard E. Penick.
     10.18(1)       Non-competition Agreement dated July 8, 1998 among Bearden,
                    Century AC, Air Management Supply, Inc. and the Company.
     10.19(2)       Amendment No. 1 to Credit Agreement dated as of July 14,
                    2000, by and among the Company, the lenders party thereto,
                    Salomon Brothers Inc. and Citicorp.
     10.20          First Amendment to Stockholders Agreement dated January 21,
                    2002.
     10.21          Severance Agreement dated January 21, 2002 between the
                    Company and Joseph Semmer.
     21.1(1)        Subsidiaries of Century.
     24.1           Power of Attorney (included on the signature pages hereof).

___________________________
(1) Incorporated by reference to the exhibit designated by the same number in the Form S-4 filed by the Company on September 1, 1998 (File No. 333-62635).
(2) Incorporated by reference to the exhibit designated by the same number in the Form 10Q/A filed by the Company on December 13, 2000.

     (b)  Current Reports on Form 8-K.

          None.

Independent Auditors' Report

To the Directors and Stockholders of
Century Maintenance Supply, Inc.

We have audited the accompanying consolidated balance sheets of Century Maintenance Supply, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 2001, and the related consolidated statements of income, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Maintenance Supply, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




Houston, Texas
March 22, 2002

                       Century Maintenance Supply, Inc.

                          Consolidated Balance Sheets
                                (In Thousands)



                                                               December 31
                                                            ------------------
                                                              2000       2001
                                                            --------   -------
       Current assets:
         Cash and cash equivalents.......................   $     4    $   770
         Trade accounts receivable, net..................    28,745     26,635
         Inventories, net................................    37,482     35,878
         Deferred income taxes...........................       558        880
         Prepaid expenses and other current assets.......     4,538      5,242
                                                            -------    -------
       Total current assets..............................    71,327     69,405
       Goodwill, net.....................................     6,175      5,946
       Deferred financing costs..........................     2,782      2,000
       Other assets......................................       303        390
       Property and equipment:
         Buildings and improvements......................       395        500
         Furniture and fixtures..........................     1,979      2,092
         Machinery and equipment.........................     7,591      7,304
                                                            -------    -------
                                                              9,965      9,896
         Less accumulated depreciation...................    (5,666)    (6,468)
                                                            -------    -------
       Net property and equipment........................     4,299      3,428
       Deferred income taxes.............................       280        344
                                                            -------    -------
       Total assets......................................   $85,166    $81,513
                                                            =======    =======

See accompanying notes.

                       Century Maintenance Supply, Inc.

                       (In Thousands, except share data)



                                                               December 31
                                                          ---------------------
                                                             2000        2001
                                                          ----------  ---------
    Current liabilities:
      Accounts payable, trade...........................  $  14,117   $   9,966
      Revolving credit facility.........................      2,500          --
      Income taxes payable..............................         13         812
      Accrued expenses..................................      4,044       3,588
      Current portion of long-term debt.................     10,100      13,600
      Dividends payable.................................      3,075       3,496
                                                          ---------   ---------
       Total current liabilities........................     33,849      31,462
    Long-term debt, less current portion................     77,900      64,300
    Commitments and contingencies (see note 4)

    Redeemable exchangeable preferred stock, net
       $100 par value:
       Authorized shares -- 2,000,000
       Issued and outstanding shares -- 464,171 and
         527,706 at December 31, 2000 and 2001..........     44,509      51,063

    Stockholders' deficit:
      Common Stock, $0.001 par value:
       Authorized shares -- 15,000,000
       Issued shares -- 12,590,536 at December 31,
         2000 and 2001..................................         13          13
       Additional paid-in capital.......................     71,176      71,176
       Treasury stock, 381,531 and 420,061 shares
         at December 31, 2000 and 2001, at cost.........     (1,811)     (2,105)
       Accumulated deficit..............................   (140,470)   (134,396)
                                                          ---------   ---------
    Total stockholders' deficit.........................    (71,092)    (65,312)
                                                          ---------   ---------
    Total liabilities and stockholders' deficit.........  $  85,166   $  81,513
                                                          =========   =========


See accompanying notes.

                       Century Maintenance Supply, Inc.

                       Consolidated Statements of Income
                                (In Thousands)



                                                      Year ended December 31
                                                  ------------------------------
                                                    1999       2000       2001
                                                  --------   --------   --------

       Net sales................................  $231,382   $257,262   $277,470
       Cost of goods sold.......................   167,770    185,829    203,544
                                                  --------   --------   --------
       Gross profit.............................    63,612     71,433     73,926
       Selling, general, and administrative
        expenses ("SGA")........................    36,458     41,316     45,652
       SGA - Stock based compensation charges...        74         56         --
                                                  --------   --------   --------
       Operating income.........................    27,080     30,061     28,274
       Interest expense.........................     9,310      9,681      7,586
                                                  --------   --------   --------
       Income before income taxes...............    17,770     20,380     20,688
       Provision for income taxes...............     6,970      7,928      7,639
                                                  --------   --------   --------
       Net income...............................  $ 10,800   $ 12,452   $ 13,049
                                                  ========   ========   ========

See accompanying notes.

                       Century Maintenance Supply, Inc.

          Consolidated Statements of Changes in Stockholders' Deficit
                       (In Thousands, except share data)




                                                       Number of           Additional                               Total
                                                        Shares     Common   Paid-In    Treasury     Accumulated Stockholders'
                                                        Issued     Stock    Capital     Stock         Deficit      Deficit
                                                      ----------  ------- ----------- ---------     -----------   ---------
Balances at December 31, 1998......................    12,443,147     12      70,759      (500)      (152,087)     (81,816)
    Purchase of treasury stock, at cost............            --     --          --      (725)            --         (725)
    Preferred dividends............................            --     --          --        --         (6,057)      (6,057)
    Net income.....................................            --     --          --        --         10,800       10,800
                                                      -----------  -----     -------   -------      ---------     --------

Balances at  December 31, 1999                         12,443,147  $  12     $70,759   $(1,225)     $(147,344)    $(77,798)
    Purchase of treasury stock, at cost............            --     --          --      (586)            --         (586)
    Purchase of preferred stock....................            --     --          --        --            926          926
    Exercise of stock options, including tax
     benefit.......................................       147,389      1         417        --             --          418
    Preferred dividends............................            --     --          --        --         (6,505)      (6,505)
    Net income.....................................            --     --          --        --         12,452       12,452
                                                      -----------  -----     -------   -------      ---------     --------

Balances at December 31, 2000......................    12,590,536     13      71,176    (1,811)      (140,470)     (71,092)
  Purchase of Treasury Stock, at cost..............            --     --          --      (294)            --         (294)
  Preferred dividends..............................            --     --          --        --         (6,975)      (6,975)
  Net income.......................................            --     --          --        --         13,049       13,049
                                                      -----------  -----     -------   -------      ---------     --------
Balances at December 31, 2001                          12,590,536  $  13     $71,176   $(2,105)     $(134,396)    $(65,312)
                                                      ===========  =====     =======   =======      =========     ========

See accompanying notes.

                       Century Maintenance Supply, Inc.

                     Consolidated Statements of Cash Flows
                                (In Thousands)

                                                                                   Year ended December 31
                                                                               ------------------------------
                                                                                 1999       2000      2001
                                                                               --------   --------  ---------
Operating activities:
  Net income................................................................   $10,800    $12,452   $ 13,049
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision (benefit) for deferred income taxes.........................       191       (408)      (386)
      Depreciation and amortization.........................................     1,481      1,700      1,976
      Bad debt expense......................................................       434        706        808
  Changes in operating assets and liabilities, net of effects of acquisition:
      Accounts receivable...................................................    (7,219)    (3,364)     1,302
      Inventory.............................................................     1,167     (3,935)     1,604
      Prepaid expenses and other assets.....................................     1,243     (1,467)      (257)
      Accounts payable......................................................       318      3,325     (4,151)
      Accrued expenses......................................................      (551)      (519)      (456)
      Income taxes payable..................................................     1,310     (3,577)       799
                                                                               -------    -------   --------
        Net cash provided by operating activities...........................     9,174      5,951     14,288
Investing activities:
  Purchases of property and equipment.......................................    (2,740)    (1,770)      (877)
  Cash paid for acquisition, net............................................    (1,253)        --         --
                                                                               -------    -------   --------
        Net cash used in investing activities...............................    (3,993)    (1,770)      (877)
Financing activities:
  Net borrowings (payments) under revolving line of credit..................        --      2,500     (2,500)
  Repayments of long-term debt..............................................    (4,600)    (6,100)   (10,100)
  Issuance of Common Stock and exercise of stock options
    including tax benefit...................................................        --        417         --
  Purchase of preferred stock, net..........................................        --     (3,907)        --
  Repurchase of common stock................................................      (725)      (586)       (45)
                                                                               -------    -------   --------
        Net cash used in financing activities...............................    (5,325)    (7,676)   (12,645)
                                                                               -------    -------   --------
Net (decrease) increase in cash.............................................      (144)    (3,495)       766
Cash and cash equivalents at beginning of year..............................     3,643      3,499          4
                                                                               -------    -------   --------
Cash and cash equivalents at end of year....................................   $ 3,499    $     4   $    770
                                                                               =======    =======   ========


See accompanying notes.

                       Century Maintenance Supply, Inc.

                  Notes to Consolidated Financial Statements
             For the Years Ended December 31, 1999, 2000 and 2001


1.  Summary of Significant Accounting Policies

Description of Business

Century Maintenance Supply, Inc., a Delaware Corporation (the "Company" or "CMS") distributes general maintenance supplies and air conditioning and heating equipment and parts to apartment complexes throughout the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Recapitalization

Effective July 8, 1998, the Company completed a recapitalization of the Company pursuant to an agreement and plan of merger ("Recapitalization"). The transaction occurred as follows:

.. FS Equity Partners IV, L.P. ("FSEP IV"), formed Century Acquisition
  Corporation, a Delaware corporation ("Acquisition Co.") on April 21, 1998.

.. FSEP IV made an equity contribution of approximately $67,451,000 to Acquisition Co. and two other investors contributed a total of approximately $875,000 to Acquisition Co. (the "Equity Investment"). All of the outstanding capital stock of Acquisition Co. was held by FSEP IV and certain investors thereof.

.. The Company issued $40,000,000 of Senior Exchangeable PIK Preferred Stock (the
  "Preferred Stock"), of which $12,000,000 was purchased by affiliated parties.

.. The Company obtained new secured term loan facilities with an aggregate principal amount of $100,000,000 (see Note 3).

.. Acquisition Co. was merged into the Company (with the Company as the surviving corporation) and Acquisition Co.'s outstanding capital stock was converted into 6,832,619 newly issued shares of the Company.

.. The Company applied the proceeds of the Equity Investment of $68,326,054, proceeds of the secured term loan facilities of $100,000,000 and the proceeds of the sale of the Preferred Stock of $40,000,000 to convert 17,396,272 shares of the Company held by the primary stockholder and the management owners (certain management employees of the Company) and certain options into cash of approximately $182,580,000, and paid costs and expenses associated with the Recapitalization which totaled approximately $14,280,000. Of the $14,280,000 of costs and expenses, approximately $7,982,000 was expensed and the remainder, related to the Preferred Stock and the new credit facility, was offset against the proceeds or capitalized as deferred financing costs (see Notes 3 and 7). The Company also purchased 545,146 options to purchase shares of Common Stock from employees for $4,479,128 (net of exercise price) resulting in a compensation charge of $4,091,633.

                       Century Maintenance Supply, Inc.

Inventories

Inventories consist wholly of finished goods and are stated at cost, applied on the first-in, first-out method of pricing, which is not in excess of market. The Company periodically evaluates its reserve for obsolescence. The reserve was $179,000 and $1,179,000 at December 31, 2000 and 2001, respectively.

Allowance for Doubtful Accounts

The Company periodically evaluates the creditworthiness of its customers. The Company's allowance for doubtful accounts is based on current market conditions and losses on uncollectible accounts have consistently been within management's expectations. The allowance for doubtful accounts was $1,193,003, $1,013,607 and $1,220,336 at December 31, 1999, 2000 and 2001 respectively. Net writeoffs of uncollectible accounts were $237,843, $885,133 and $601,318 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

Leasehold improvements                                  3-10 years
Furniture and fixtures                                  5-7 years
Machinery and equipment                                 3-8 years

Depreciation expense was $1,245,268, $1,507,197 and $1,746,569 for 1999, 2000
and 2001, respectively.

Intangible Assets

Intangible assets consist primarily of goodwill associated with businesses acquired in 1997 and 1999. Goodwill is amortized on a straight-line basis over 30 years. Amortization expense was $235,419, $192,231 and $229,214 for 1999, 2000 and 2001, respectively, and accumulated amortization was $670,451and $896,123 at December 31, 2000 and 2001, respectively.

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

Statement of Cash Flows

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.


                                              1999         2000          2001
                                           ----------   ----------   -----------
Supplemental information:
   Interest paid.........................  $9,310,000   $9,607,000    $7,274,000
                                           ==========   ==========    ==========
   Taxes paid............................  $6,800,000   $5,043,000    $7,227,000
                                           ==========   ==========    ==========
Noncash transaction:
   Treasury stock acquired for
      repayment of notes receivables.....  $        -   $        -    $  248,000
                                           ==========   ==========    ==========


Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expense was approximately $381,000, $834,000 and $870,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

                       Century Maintenance Supply, Inc.

Use of Estimates

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

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI). The gains and losses on the derivative instrument that are reported as OCI will be reclassified to earnings in the periods in which earnings are impacted by the hedged item.

     There was no impact on the Company's results of operations from the January 1, 2001 implementation of SFAS No. 133. The net of tax cumulative-effect adjustment reducing OCI and stockholders' equity was approximately $578,000 on January 1, 2001. For 2001, the Company recorded a net of tax gain on these cash flow hedges of approximately $711,000 on termination of the agreements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142, "Goodwill and Other Intangible Assets," supersedes APB opinion No. 17, "Intangible Assets." SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company will adopt this statement during the first quarter of 2002. The adoption of SFAS No. 141 had no effect on our consolidated financial position or results of operations. We do not believe the adoption of SFAS No. 142 will have a significant effect on our consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The Company will adopt this statement during the first quarter of 2002. We do not believe the adoption of this statement will have a significant effect on our consolidated financial position or results of operations.

Reclassification

     Certain of the 2000 amounts on the accompanying consolidated balance sheet have been reclassified to conform to the 2001 presentation.

2.   Related Parties

The Company purchases and sells various inventory items at cost from and to Century Airconditioning Supply, Inc. ("CAC"), which is a stockholder of the Company and is wholly-owned by a director of the Company, extends credit under standard terms in connection with these sales, and collected management and administrative fees from CAC.

                       Century Maintenance Supply, Inc.

The Company paid off certain notes payable to the former majority stockholder of the Company in connection with the recapitalization.

Sales to and purchases from CAC amounted to $141,953 and $754,998 for 1999, and $43,840 and $616,963 for 2000, and $41,745 and $269,686 for 2001, respectively.
The Company had lease expense to related parties amounting to $848,208 for 1999, $927,685 for 2000 and $831,046 for 2001.


3.  Long-Term Debt and Notes Payable

Long-term debt consisted of the following:

                                                              December 31

                                                           2000          2001
                                                       -----------   -----------
Long-term debt:
  Tranche A Facility (see below).....................  $29,500,000   $20,000,000
                                                       -----------   -----------
  Tranche B Facility (see below).....................   58,500,000    57,900,000
                                                       -----------   -----------

                                                        88,000,000    77,900,000
Less current portion.................................   10,100,000    13,600,000
                                                       -----------   -----------
                                                       $77,900,000   $64,300,000
                                                       ===========   ===========

On July 8, 1998, as part of the Recapitalization, the Company entered into a credit facility, providing for $100.0 million of secured term loan facilities and a $25.0 million revolving loan facility (the "Revolving Credit Facility"). The term loan facility consists of a $40.0 million Tranche A Term Facility and a $60.0 million Tranche B Term Facility (collectively called the "Term Loan Facility"). The Term Loan Facility will amortize over a five-year period for the Tranche A Term Facility and a seven-year period for the Tranche B Term Facility, and the Revolving Credit Facility will mature on July 8, 2003. The payments increase over the amortization periods. The interest rate under the credit facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and the Eurodollar rate plus 2.75% or a base rate plus 1.75% (for the Tranche B Term Facility) per annum. As of December 31, 2001 the effective rate was between 4.375% and 4.5625% and between 4.687% and 5.0625% for the Tranche A facility and Tranche B Term facility, respectively. If the Company achieves certain performance goals, rates under the Tranche A Term Facility, the Revolving Facility and the commitment fee will be reduced. A commitment fee of 0.4375% per annum will be charged on the unused portion of the Revolving Credit Facility. The Company has paid commitment fees of $103,770 and $99,361 in 2000 and 2001, respectively.

The credit facility contains certain non-financial and financial covenants including restrictions on the ability to incur additional debt, declare dividends, purchase treasury stock and capital expenditures. The credit facility is collateralized by substantially all assets of the Company. The Company incurred approximately $4,552,000 of costs as part of obtaining the credit facility which have been recorded as deferred financing costs. The Company amortizes the costs over the average life of the credit facility. The Company recognized amortization of $767,169 and $782,321 as interest expense in December 31, 2000 and 2001, respectively.

Effective September 30, 1998, the Company entered into two three-year interest swap agreements to reduce a portion of its interest rate exposure on its credit facility which terminated on September 20, 2001. Under the terms of the first agreement, the Company pays 8.81% on notional principal of $29,925,000 and receives LIBOR plus 2.75% on the notional balance. Under the terms of the second agreement, the Company pays 8.54% on a notional balance of $20,000,000 which declines to $13,000,000 in 2001, and receives LIBOR plus 2.5% on the notional balance. The Company recognized interest expense of $307,000 in 1999, a benefit of $174,000 in 2000 and an expense of

                       Century Maintenance Supply, Inc.

$326,830 in 2001, respectively, related to the interest rate swap agreements. On termination of these agreements, the Company recorded a net of tax gain on these cash flow hedges of approximately $711,000.

Maturities of long-term debt at December 31, 2001 are summarized as follows:

2002................................................        13,600,000
2003................................................        18,800,000
2004................................................        28,500,000
2005................................................        17,000,000
                                                       ---------------
                                                       $    77,900,000
                                                       ===============

4.  Commitments and Contingencies

The Company leases store and distribution center facilities in 37 locations under operating leases that expire over the next five years. The Company also leases vehicles under operating leases.

Future minimum payments under these operating leases are as follows:

          Year Ending December 31
          2002..................................    4,281,547
          2003..................................    3,052,257
          2004..................................    1,385,992
          2005..................................      551,854
          2006..................................      233,666
                                                  -----------
                                                  $ 9,505,316
                                                  ===========

Rental expenses for 1999, 2000 and 2001 were $4,903,166, $5,741,690 and
$6,175,145, respectively.

The Company is party to lawsuits and other proceedings incidental to its business. While the results of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect that ultimate liabilities, if any, will have a material adverse effect on the financial position, results of operations, or cash flow of the Company.

5.  Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 1999, 2000 and 2001 consisted of the following:

                                        1999         2000          2001
                                     -----------  -----------   -----------
Current:
  Federal                            $ 5,176,897  $ 7,583,261   $ 7,332,150
  State                                1,601,980      753,067       693,945
                                     -----------  -----------   -----------
                                       6,778,877    8,336,328     8,026,095

                       Century Maintenance Supply, Inc.

                                        1999         2000          2001
                                     -----------  -----------   -----------
Deferred:
  Federal..........................     169,429     (386,518)     (353,676)
  State............................      21,308      (21,810)      (33,390)
                                     ----------   ----------    ----------
                                        190,737     (408,328)     (387,066)
                                     ----------   ----------    ----------
                                     $6,969,614   $7,928,000    $7,639,029
                                     ==========   ==========    ==========

The differences between income taxes computed at the federal statutory income tax rate and the provision for income taxes for the years ended December 31, 1999, 2000 and 2001 are as follows:

                                                       1999         2000         2001
                                                     ----------   ----------   ----------
Income tax computed at federal statutory
  income tax rate..................................  $6,219,500   $7,157,929   $7,104,945
State income taxes, net of federal benefit.........     516,307      461,362      429,361
Amortization of nondeductible goodwill.............      82,397       72,358       80,226
Nondeductible portion of business meals
  and entertainment................................      42,194       36,513       47,526
Other..............................................     109,216      199,838      (23,029)
                                                     ----------   ----------   ----------
Provision for income taxes.........................  $6,969,614   $7,928,000   $7,639,029
                                                     ==========   ==========   ==========

Deferred tax assets and liabilities as of December 31, 2000 and 2001 comprised the following:

                                                        2000        2001
                                                     ---------   -----------
Deferred tax assets:
  Bad debt allowances...............................  $401,115    $  466,259
  Accrued bonuses...................................    45,240            --
  Accrued franchise taxes...........................     2,056            --
  Inventory and sales return reserves...............   135,254       450,465
  Property, plant, and equipment....................   280,234       344,929
                                                      --------    ----------
Total deferred tax assets...........................   863,899     1,261,653
Deferred tax liabilities:
  Other.............................................   (25,382)      (37,069)
                                                      --------    ----------
Total deferred tax liabilities......................   (25,382)      (37,069)
                                                      --------    ----------
Net deferred tax assets.............................  $838,517    $1,224,584
                                                      ========    ==========

                       Century Maintenance Supply, Inc.

6.  Acquisition

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

7.  Stockholders' Equity

In 1999, 2000 and 2001, the Company purchased 90,635 shares of Common Stock for $725,092 in cash, 97,727 shares for $586,362 in cash and 7,517 shares for $45,102 in cash, respectively, from stockholders. Additionally, in 2001, the Company acquired 31,013 shares of Common Stock for the repayment of notes receivable of $248,104 from certain stockholders. These shares have been placed in treasury stock.

As part of the Recapitalization the Company sold $40.0 million of 13.25% Senior Exchangeable PIK (Payment-in-kind) Preferred Stock of which $12.0 million was sold to affiliates of the Company. The Preferred stock is due in 2010 with an aggregate liquidation preference of $40.00 million or $100 per share. Dividends are payable semiannually in cash, except that on each dividend payment date on or prior to July 1, 2003, dividends may be paid, at the Company's option, by issuance of additional shares of preferred stock. Preferred stock is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends, on July 1, 2010. The Company may redeem the preferred stock in accordance with certain redemption provisions at a date earlier than July 1, 2010. If the Company elects to redeem the preferred stock on or before July 1, 2003, the redemption price will be 113.25% of the liquidation preference price of $100 per share. Holders of preferred stock have no voting rights.

At any time, the Company may, at its option, exchange all of the shares of preferred stock then outstanding for Exchange Debentures in a principal amount equal to the liquidation preference of the shares being exchanged. The exchange debentures would have interest of 13.25% and would be due in 2010. The Company's credit facility currently prohibits the Company from exchanging the preferred stock. The Company incurred approximately $2,803,000 of costs as part of the sale of the preferred stock which has been offset against the proceeds. The Company has accreted approximately $234,000, $549,000 and $200,409 in 1999, 2000 and 2001, respectively to retained earnings as part of the dividends accrued. Included in the 2000 accretion is $324,000 related to the repurchase of Preferred Stock in 2000.

8.  Employee Stock Option Plan

In July 1997, the Company established the 1997 Incentive Stock Plan (the "Stock Option Plan"), pursuant to which options may be granted to eligible employees of the company or its subsidiaries for the purchase of an aggregate of 1,000,000 shares of common stock of the Company (the "Common Stock"). The Stock Option Plan is administered by the Board of Directors (the "Board"). The Board has the power to determine which eligible employees will receive stock option rights, the timing and manner of the grant of such rights, the exercise price, the number of shares to be covered by the option, and the type and terms of the options. The Board may, at any time, terminate or amend the Stock Option Plan, provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options.

On July 1, 1997, the Company granted 620,033 non-qualified, fully vested stock options to purchase Common Stock with an exercise price of $1.74 per common share with an expiration date of three years after the date of grant. The grant of options resulted in compensation expense of $625,240 for the excess of the fair value of the Common Stock over the exercise price at the date of grant.
The Company also granted 322,095 non-qualified, fully vested stock options to purchase Common Stock, with an exercise price of $3.04 per common share and with an expiration date of three years after the date of grant on July 11, 1997. As part of the Recapitalization, the Company repurchased 545,146 of the outstanding options and recognized a compensation charge of $4,091,633 (see Note 1).

                       Century Maintenance Supply, Inc.

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

On July 9, 1998, under the 1998 Nonqualified Stock Option Plan, the Company granted a primary stockholder 180,000 non-qualified stock options to purchase Common Stock of the Company with an exercise price of $10.00 per common share with an expiration date of seven years after the grant date. The stock options become exercisable over a three-year period based on the Company meeting certain financial goals each year or on a cumulative basis over the three-year period as set forth in the stock option agreement.

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

Changes in the outstanding options granted pursuant to the Stock Option Plan are summarized in the table below:

                                                         Weighted
                                                         Average        Weighted
                                                      Exercise Price  Average Fair
                                          Number Of        Per         Value Per
                                            Shares        Share          Share
                                        ------------------------------------------
Outstanding at January 1, 1999........    1,319,282    $    7.67      $    1.92
  Repurchased June 1, 1999............      (11,503)   $    1.74      $      --
  Forfeitures - 1999..................     (154,095)   $    9.08      $    1.74
                                        -----------    ---------      ---------

Outstanding at December 31, 1999......    1,153,684    $    7.54      $    1.90
                                        -----------    ---------      ---------

Granted - June 2000...................       90,900    $   10.00      $    2.70
Forfeitures - 2000....................     (200,797)   $    4.09      $    1.31
Exercised - July 2000.................     (199,587)   $    1.74      $    1.12
                                        -----------    ---------
Outstanding at December 31, 2000......      844,200    $   10.00      $    2.31
                                        -----------    ---------      ---------
Forfeitures - 2001....................     (206,200)   $   10.00      $    2.29
                                        -----------    ---------      ---------
Outstanding at December 31, 2001......      638,000    $   10.00      $    2.32
                                        ===========    =========      =========

                       Century Maintenance Supply, Inc.

The following summarizes information related to stock options outstanding at December 31, 2001:

                                          Options Outstanding        Options Exercisable
                             ------------------------------------- -----------------------
                                                        Weighted
                                           Weighted     Average                 Weighted
                                            Average    Remaining                 Average
                                           Exercise   Contractual               Exercise
    Exercise Price             Options       Price        Life      Options       Price
--------------------------   ----------    --------   ------------ ---------    ----------
$10.00                        638,000       $10.00       3.7       144,500      $10.00

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for stock-based compensation arrangements.

Pro forma information regarding net income per share is required by FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method of FAS 123. The fair value for these options was estimated at the date of grant using the minimum value option pricing model using the following assumptions: risk-free interest rate of 5.2% and 6.5% for 1998 and 2000, respectively, a dividend yield of 0% and an expected life of 5 years for both 1998 and 2000. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company's pro forma information for the years ended December 31, 1999, 2000 and 2001, as if the Company had accounted for its employee stock options granted under the fair value method prescribed by FAS 123, follows:

                                                  Year Ended December 31
                                          --------------------------------------
                                             1999          2000          2001
                                          -----------   -----------   ----------
Net income as reported..................  $10,800,486   $12,452,084   $13,049,416
Pro forma net income....................  $10,800,486   $12,405,309   $12,979,216

9.  Profit Sharing Plan and Defined Contribution Plan

CAC sponsors a noncontributory, defined contribution profit sharing plan for the benefit of all eligible employees (as defined in the plan agreement), in which subsidiaries participate. The annual contribution to the plan is determined at the discretion of the Board. For the years ended December 31, 1999, 2000 and 2001, the Company made no contributions to the plan.

The Company sponsors a 401(k) savings and retirement plan which is open to all employees who have attained age 21 and who have completed one full year of service. Each employee may contribute a minimum of 2%, up to a maximum of 15%, of basic compensation. The Company matches contributions at a rate of 50% for contributions by the employee up to 8% of an employee's compensation. The Company contributed approximately $447,247, $381,558 and $491,591 in 1999, 2000 and 2001, respectively, as matching funds to the plan. No discretionary, lump-sum contributions were made in 1999, 2000 and 2001.

                                   SIGNATURE

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CENTURY MAINTENANCE SUPPLY, INC.

                                     By: /s/ Richard E. Penick
March 29, 2002                          ________________________________________
                                        Richard E. Penick
                                        Chief Financial Officer, Vice President
                                        and Assistant Secretary

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

     Signature                                Title                                  Date
   /s/ Joseph Semmer
___________________________   Chief Executive Officer                           March 29, 2002
       Joseph Semmer          and Director (Principal Executive Officer)


 /s/ Richard E. Penick
___________________________   Chief Financial Officer and Director              March 29, 2002
     Richard E. Penick        (Principal Financial and Accounting
                              Officer)

 /s/ Dennis C. Bearden
___________________________   Director                                          March 29, 2002
     Dennis C. Bearden

  /s/ Mark J. Doran
___________________________   Director                                          March 29, 2002
       Mark J. Doran

 /s/ William C. Johnson
___________________________   Director                                          March 29, 2002
     William C. Johnson

   /s/ Jon D. Ralph
___________________________   Director                                          March 29, 2002
        Jon D. Ralph

/s/ J. Frederick Simmons
___________________________   Director                                          March 29, 2002
    J. Frederick Simmons

  /s/ Ronald P. Spogli
___________________________   Director                                          March 29, 2002
      Ronald P. Spogli

   Supplemental Information to be Furnished With Reports filed Pursuant to
      Section 15(d) of the Act by Registrants Which Have Not Registered
                 Securities Pursuant to Section 12 of the Act.

     Other than this Report on Form 10-K, no other annual report and no proxy materials have been sent or will be furnished to the Company's security holders.