Form 10-Q
period 2002-03-31
CENTURY MAINTENANCE SUPPLY INC
filed 2002-05-15
CIK 1068617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Form 10–Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from                      to

Commission file number 333-62635

CENTURY MAINTENANCE SUPPLY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0542935 (I.R.S. Employer Identification No.)

10050 Cash Road, Suite 1 Stafford, Texas (Address of Principal Executive Offices)	77477 (Zip Code)

(281) 208-2600 (Registrant’s telephone number, including area code)

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

Yes  ☒    No  ☐

The number of shares of Common Stock, $0.001 par value, outstanding (the only class of common stock of the Company outstanding) was 12,190,498 on May 13, 2002.

CENTURY MAINTENANCE SUPPLY, INC. AND SUBSIDIARIES

Quarter Ended March 31, 2002

T ABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CENTURY
MAINTENANCE SUPPLY, INC. AND SUBSIDIARIES (UNAUDITED)

Century Maintenance Supply, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands)

	December 31, 2001	March 31, 2002
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$770	$201
Trade accounts receivable, net	26,635	29,342
Inventory, net	35,878	37,369
Deferred income taxes	880	880
Prepaid expenses and other current assets	5,242	5,328

Total current assets	69,405	73,120
Goodwill, net	5,946	5,946
Deferred financing costs	2,000	2,137
Other assets	390	390
Property and equipment	9,896	10,186
Less accumulated depreciation	(6,468)	(6,896)

Net property and equipment	3,428	3,290
Deferred income taxes	344	344

Total assets	$81,513	$85,227

See accompanying notes.

(continued)

Century Maintenance Supply, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)
(In thousands, except share data)

	December 31, 2001	March 31, 2002
		(Unaudited)
Current liabilities:
Accounts payable, trade	$9,966	$13,451
Revolving credit facility	—	—
Income taxes payable	812	2,050
Accrued expenses	3,588	2,693
Current portion of long-term debt	13,600	14,100
Dividends payable	3,496	1,800

Total current liabilities	31,462	34,094
Long-term debt, less current portion	64,300	60,650

Redeemable exchangeable preferred stock, net $100 par value;
2,000,000 shares authorized; 527,706 shares issued and outstanding at December 31, 2001 and 562,663 issued and outstanding at March 31, 2002	51,063	54,610

Stockholders’ deficit:
Common Stock, $0.001 par value; 15,000,000 shares authorized; 12,590,536 and 12,610,536 shares issued at December 31, 2001 and March 31, 2002, respectively	13	13
Additional paid-in capital	71,176	71,376
Treasury stock, 420,061 shares at December 31, 2001 and March 31, 2002 at cost	(2,105)	(2,105)
Accumulated deficit	(134,396)	(133,411)

Total stockholders’ deficit	(65,312)	(64,127)

Total liabilities and stockholders’ deficit	$81,513	$85,227

See accompanying notes.

Century Maintenance Supply, Inc. and Subsidiaries

Condensed Consolidated Statements of Income
(In thousands)

	Three months ended March 31,
	2001	2002
	(Unaudited)
Net sales	$59,876	$62,786
Cost of goods sold	43,490	45,470

Gross profit	16,386	17,316
Selling, general, and administrative expenses	11,198	11,530

Operating income	5,188	5,786
Interest expense	2,202	1,145

Income before income taxes	2,986	4,641
Provision for income taxes	1,161	1,805

Net income	1,825	2,836
Other comprehensive income (loss), net of tax of $87	(135)	—

Comprehensive income	$1,690	$2,836

See accompanying notes.

Century Maintenance Supply, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2002
(In thousands, except share data)

	Number of Shares Issued and Outstanding	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
Balances at December 31, 2001	12,590,536	$13	$71,176	$(2,105)	$(134,396)	$(65,312)
Preferred dividends accrued (unaudited)	—	—	—	—	(1,851)	(1,851)
Issuance of common stock (unaudited)	20,000	—	200	—	—	200
Net income (unaudited)	—	—	—	—	2,836	2,836

Balances at March 31, 2002 (unaudited)	12,610,536	$13	$71,376	$(2,105)	$(133,411)	$(64,127)

See accompanying notes.

Century Maintenance Supply, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three months ended March 31,
	2001	2002
	(Unaudited)
Operating activities:
Net income	$1,825	$2,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	483	428
Bad debt expense	182	167
Changes in operating assets and liabilities:
Accounts receivable	(252	(2,874)
Inventory	(533)	(1,491)
Prepaid expenses and other assets	1,267	(123)
Accounts payable	1,291	3,485
Accrued expenses	(664)	(895)
Income taxes payable	1,149	1,238

Net cash provided by operating activities	4,748	2,771
Investing activities:
Purchases of property and equipment	(249)	(290)
Financing activities:
Net repayments under revolving line of credit	(2,500)	—
Repayments of long-term debt	(1,900)	(3,150)
Proceeds of sale of common stock	—	100

Net cash used in financing activities	(4,400)	(3,050)

Net increase (decrease) in cash and cash equivalents	99	(569)
Cash and cash equivalents at beginning of period	4	770

Cash and cash equivalents at end of period	$103	$201

See accompanying notes.

Century Maintenance Supply, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Basis of Presentation

Century Maintenance Supply, Inc. and subsidiaries (collectively, the “Company”) distribute general maintenance supplies and air conditioning and heating equipment and parts to apartment complexes throughout the United States.

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

The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company’s condensed consolidated balance sheet at March 31, 2002 and the condensed consolidated statements of income, changes in stockholders’ deficit, and cash flows for the interim periods ended March 31, 2001 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2001.

2.    Income Taxes

The Company’s interim provisions for income taxes were computed using its estimated effective tax rate for the year.

3.    Stockholders’ Equity

On January 12, 2002, the Company granted to its newly appointed Chief Executive Officer a non-qualified option to purchase up to 190,000 shares of Common Stock of the Company. 40,000 shares subject to the option are immediately exercisable at an exercise price of $10.00 per share. The remaining shares subject to the option become exercisable over the next three years on the anniversary of the date of grant at exercise prices between $10.00 and $15.00 per share. The option will terminate on the seven-year anniversary of the grant date. Additionally, in January 2002, the Company sold 20,000 shares of Common Stock to the Company’s Chief Executive Officer pursuant to its Stock Subscription Plan for an aggregate purchase price of $200,000 payable with a secured promissory note for $100,000 and $100,000 in cash. The promissory note bears interest at 2.75% per annum and is payable in full on April 15, 2003.

4.    Preferred Stock

In 1998, the Company sold $40.0 million of 13¼% Senior Exchangeable PIK (Payment–in–kind) Preferred Stock of which $12.0 million was sold to affiliates of the Company. The preferred stock is due in 2010 with an aggregate liquidation preference of $40.0 million or $100 per share. Dividends are payable semi–annually in cash, except that on each dividend payment date on or prior to July 1, 2003, dividends may be paid, at the Company’s option, by issuance of additional shares of preferred stock. The Company’s credit facility currently prohibits the payment of cash dividends on the preferred stock. The preferred stock is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends, on July 1, 2010. The Company may redeem the

Century Maintenance Supply, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

preferred stock in accordance with certain redemption provisions at a date earlier than July 1, 2010. If the Company elects to redeem the preferred stock on or before July 1, 2003 the redemption price will be 113.25% of the liquidation preference price of $100 per share. Holders of preferred stock have no voting rights. Since January 1, 1999, the Company has issued 214,236 shares of additional preferred stock as payment-in-kind for dividends on the Company’s existing preferred stock.

At any time, the Company may, at its option, exchange all of the shares of preferred stock then outstanding for exchange debentures in a principal amount equal to the liquidation preference of the shares being exchanged. The exchange debentures would have interest of 13¼% and would be due in 2010. The Company’s credit facility currently prohibits the Company from exchanging the preferred stock. The Company incurred $2,803,000 of costs as part of the sale of the preferred stock which has been offset against the proceeds. For the three months ended March 31, 2002 the Company has accreted $50,102 to retained earnings as part of dividends accrued.

5.    Credit Facility

In 1998, the Company entered into a credit facility, providing for $100.0 million of secured term loan facilities and a $25.0 million revolving loan facility (the “Revolving Credit Facility”). The term loan facility consists of a $40.0 million Tranche A Term Facility and a $60.0 million Tranche B Term Facility (collectively called the “Term Loan Facility”). The Term Loan Facility will amortize over a five–year period for the Tranche A Term Facility and a seven–year period for the Tranche B Term Facility, and the Revolving Credit Facility will mature on July 8, 2003. The interest rate under the Credit Facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 2.75% (for the Tranche B Term Facility) per annum or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 1.75% (for the Tranche B Term Facility) per annum. If the Company achieves certain performance goals, rates under the Tranche A Term Facility, the Revolving Credit Facility and the Revolving Credit Facility commitment fee (described in the following sentence) will be reduced. A commitment fee of 0.5% per annum will be charged on the unused portion of the new Revolving Credit Facility.

The credit facility contains certain non–financial and financial covenants. The Company incurred $4,552,000 of costs as part of obtaining the credit facility which have been recorded as deferred financing costs. The Company amortizes the costs over the average life of the credit facility. For the three-month period ended March 31, 2002 the Company recognized amortization expense of $195,580.

The credit facility has been amended twice to allow the Company more flexibility in meeting minimum leverage ratio, interest coverage ratio, fixed charge ratio, and minimum EBITDA covenants thereunder.

6.    Derivative Instruments and Hedging Activities

The Company is exposed to variability of future cash flows related to interest rate risk on its existing long- term debt and has entered into interest rate swap agreements to hedge their exposure which terminated on September 28, 2001.

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item’s fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (“OCI”). The gains and losses on the derivative instrument that are reported in OCI will be reclassified in earnings in the periods in which earnings are impacted by the hedged item.

There was no impact on the Company’s results of operations from the January 1, 2001 implementation of SFAS No. 133. For the three months ended March 31, 2001, the Company recorded a $135,000 net of tax loss in OCI related to its interest rate swap agreements.

Century Maintenance Supply, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

7.    New Accounting Standards

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company adopted this statement on January 1, 2002. The adoption of SFAS No. 141 had no effect on the Company’s consolidated financial position or results of operations. The Company has not completed its assessment of SFAS No. 142 as of March 31, 2002. However, management does not believe SFAS No. 142 will have a significant effect on our consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The Company adopted this statement during the first quarter of 2002. The adoption of this statement had no effect on the Company’s consolidated financial position or results of operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion of Century Maintenance Supply, Inc. and its subsidiaries’ (collectively, the “Company” or “Century”) condensed consolidated historical results of operations and financial condition should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10–Q.

Forward Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, including without limitation, certain statements under this Item 2 and the Company’s condensed financial statements and notes thereto contained elsewhere in this Report regarding the Company’s financial position, business strategy, prospects and other related matters may constitute such forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Actual results could differ materially from the Company’s expectations as a result of a number of factors, including without limitation those set forth below and those located elsewhere in this Report and in the Company’s Registration Statement on Form S-4, as amended, effective January 21, 1999 (File Number 333-62635).

General

Century has grown through a combination of increasing sales at its existing distribution centers, by opening new distribution centers and through the acquisitions of Nationwide Apartment Supply, Inc. in July 1997 (the “Nationwide Acquisition”) and Champion Blind and Drapery, Inc. in April 1999 (the “Champion Acquisition”). As part of its strategy of expanding into new geographic markets, the Company opened 22 new distribution centers from 1994 through the quarter ended March 31, 2002. Historically, a typical center breaks even within three years of opening, and operating margins continue to improve as the center’s revenue grows. The Nationwide Acquisition added 11 distribution centers principally in the Midwestern United States, three of which were consolidated into existing Century centers.

Results of Operations

The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company’s net sales.

	Three Months Ended March 31,
	2001	2002
	(unaudited) (dollars in thousands)
Net sales	$59,876	$62,786
Cost of goods sold	43,490	45,470

Gross profit	16,386	17,316
Selling, general and administrative expenses	11,198	11,530

Operating income	5,188	5,786
Interest expense	2,202	1,145

Income before income taxes	2,986	4,641
Provision for income taxes	1,161	1,805

Net income	$1,825	$2,836

	Three Months Ended March 31,
	2001	2002
	(unaudited)

Net sales	100.0%	100.0%

Cost of goods sold	72.6	72.4

Gross profit	27.4	27.6

Selling, general and administrative expenses	18.8	18.4

Operating income	8.6	9.2

Interest expense	3.7	1.8

Income before income taxes	4.9	7.4

Provision for income taxes	1.9	2.9

Net income	3.0%	4.5%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net sales for the quarter ended March 31, 2002 were $62.8 million, an increase of $2.9 million or 4.9% over the quarter ended March 31, 2001. This increase in net sales was primarily due to comparable center growth.

The Company’s gross profit for the quarter ended March 31, 2002 was $17.3 million, an increase of $0.9 million or 5.7% over the quarter ended March 31, 2001 primarily due to the increase in net sales discussed above. As a percentage of net sales, the Company’s gross profit increased slightly to 27.6% for the quarter ended March 31, 2002 from 27.4% for the quarter ended March 31, 2001.

Selling, general and administrative expense, consisting primarily of payroll, occupancy and vehicle expenses, totaled $11.5 million for the quarter ended March 31, 2002, an increase of $0.3 million or 2.9% over the quarter ended March 31, 2001. As a percentage of net sales, selling, general and administrative expense decreased to 18.4% for the quarter ended March 31, 2002 from 18.8% in the quarter ended March 31, 2001. This decrease was primarily due to a leveraging of certain expenses.

Interest expense for the quarter ended March 31, 2002 was $1.1 million, a decrease of $1.1 million or 48.0% from the quarter ended March 31, 2001, primarily due to a decrease in market interest rates and average outstanding balance owed on the Company’s credit facility.

Liquidity and Capital Resources

The Company’s primary capital requirements have been the funding of its continued distribution center expansion program, inventory requirements and the development and implementation of customized information systems. The Company has financed its growth through a combination of internally generated funds and borrowings.

In the first three months of 2002, net cash provided by operating activities was $2.8 million, decreasing from $4.7 million of net cash used in the first three months of 2001 primarily due to increases in accounts receivable, inventory, and accounts payable in the quarter ended March 31, 2002, and a decrease in prepaid and other current assets in the quarter ended March 31, 2001. Net cash used by investing activities in the first three months of 2002 was $0.3 million, increasing slightly from $0.2 million of net cash used in the first three months of 2001. Net cash used in financing activities in the first three months of 2002 was $3.1 million, decreasing from net cash used of $4.6 million in the first three months of 2001 primarily due to the repayment under the revolving line of credit in the first quarter of 2001.

The Company currently anticipates that its capital expenditures, excluding potential acquisitions, for 2002 and 2003 will be approximately $2.0 million for each year. Inventories were $37.4 million as of March 31, 2002 and $35.9 million at December 31, 2001. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same day or next day filling of most orders. The Company anticipates that its inventory levels will continue to increase primarily to support higher sales volumes and new center openings. Trade accounts receivable, net of allowances were $29.2 million at March 31, 2002 and $26.6 million at December 31, 2001. The Company generally offers 30-day credit terms to its customers. The Company’s working capital requirements are typically higher in the second and third quarters to meet seasonal demand. This is due primarily to the fact that more people move during the summer months when school is out, causing apartment managers to purchase more supplies to make apartments ready for new occupants. Also, hot summer months translate into a higher volume of HVAC sales due to the need for air conditioning parts.

The Company has outstanding indebtedness consisting of borrowings of $74.8 million under the Term Loan Facility. The Company has access to a total of $25.0 million through the Revolving Credit Facility. As of May 13, 2002, the Company had $2.5 million outstanding borrowings under the Revolving Credit Facility. The Tranche A Term Facility will mature on July 8, 2003 and the Tranche B Term Facility will mature on July 8, 2005. Annual required principal payments on the Term Loan Facility are $10.5 million, $18.8 million, $28.5 million and $17.0 million over the next four years. The Revolving Credit Facility will mature on July 8, 2003. The interest rate under the Credit Facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 2.75% (for the Tranche B Term Facility) per annum or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 1.75% (for the Tranche B Term Facility) per annum. Pursuant to the terms of the credit facility, because the Company achieved certain performance goals, rates under the Tranche A Term Facility and the Revolving Credit Facility and the commitment fee have been reduced in increments as agreed. At May 13, 2002 the interest rate for the Revolving Credit Facility was 5.75%, the Tranche A Facility ranges from 3.9375% to 4.8125% and the Tranche B Facility ranges from 4.6875% to 4.8125%. A commitment fee of 0.375% per annum will be charged on the unused portion of the Credit Facility. The loans under the Credit Facility are collateralized by a first priority security interest in substantially all tangible and intangible assets of the Company and its subsidiaries (including the capital stock of the subsidiaries).

Borrowings under the Credit Facility are required to be prepaid with (a) 75% (or 50% upon satisfaction of a debt to adjusted EBITDA ratio) of the Company’s Excess Cash Flow, (b) 100% of the net proceeds of issuances of debt obligations of the Company and its subsidiaries, (c) 100% of the net cash proceeds from asset dispositions of the Company and its subsidiaries, (d) 50% of the net proceeds of issuances of equity of the Company and its subsidiaries, except that if an equity issuance occurs other than as part of a Public Equity Offering (as defined) of the Company’s common stock, then 100% of the net proceeds of such offering are required to be applied to prepay the Credit Facility, and (e) 100% of the net proceeds from insurance recoveries over $1.0 million and condemnations, after application of such insurance recoveries or condemnation proceeds to repair the property involved. “Excess Cash Flow,” for any period, means EBITDA (as defined) for such period, less the sum of (a)(i) permitted capital expenditures, (ii) taxes, (iii) consolidated interest expense, (iv) increases in Adjusted Working Capital (as defined) for such period, (v) scheduled and mandatory payments of debts, (vi) voluntary prepayments of the Term Loan Facility, (vii) payments in connection with purchases of the Company’s Capital Stock, (viii) cash consideration paid for certain permitted acquisitions (but excluding cash consideration funded by a borrowing under the Revolving Credit Facility), and (ix) cash dividends paid on the Exchange Preferred Stock to the extent permitted by the Credit Facility, plus the sum of: (b)(i) decreases in adjusted working capital for such period, (ii) refunds of taxes paid in prior periods, and (iii) proceeds of certain indebtedness.

The Credit Facility contains covenants restricting the ability of the Company and the Company’s subsidiaries to, among other things, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock, (iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to (a) limits on annual aggregate capital expenditures, (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA and (e) an interest coverage ratio. On July 14, 2000 and December 31, 2001, the Credit Facility was amended to provide more flexibility in meeting the maximum leverage ratio, interest coverage ratio, fixed charge ratio, and minimum EBITDA covenants thereunder. The Company is in compliance, as of May 13, 2002, with the provisions of the Credit Facility.

In 1998, the Company issued 280,000 shares of its Initial Preferred Stock with an aggregate liquidation preference of $28.0 million, and 120,000 shares of preferred stock pursuant to the Private Placement, with an aggregate liquidation preference of $12.0 million. On February 19, 1999, the Initial Preferred Stock was exchanged for the Company’s Series C 13¼% Senior Exchangeable PIK Preferred Stock due 2010 which has been registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-4, as amended, effective January 21, 1999 (File Number 333-62635). At the election of the Company, dividends on the Exchange Preferred Stock may be paid in kind until July 1, 2003 and thereafter must be paid in cash. Since January 1, 1999, the Company has issued 214,236 shares of additional preferred stock as payment-in-kind for dividends on the Exchange Preferred Stock. The Credit Facility currently prohibits the payment of cash dividends on the Exchange Preferred Stock. The Exchange Preferred Stock is mandatorily redeemable upon a change of control and on July 1, 2010. In September 2000, the Company repurchased 51,573 shares of its redeemable exchangeable preferred stock for $3,906,655.

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

The Company or its affiliates may, from time to time depending on market conditions, purchase, refinance or otherwise retire certain of the Company’s outstanding debt and/or equity securities in the open market or by other means through open market purchases, privately negotiated purchases or exchanges, redemptions or otherwise, in each case, without public announcement or prior notice to the holders thereof, and if initiated or commenced, such purchases or offers to purchase may be discontinued at any time.

New Accounting Standard

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company adopted this statement on January 1, 2002. The adoption of SFAS No. 141 had no effect on our consolidated financial position or results of operations. The Company has not completed its assessment of SFAS No. 142 as of March 31, 2002. However, we do not believe SFAS No. 142 will have a significant effect on our consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The Company adopted this statement during the first quarter of 2002. The adoption of this statement had no effect on our consolidated financial position or results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposure from that reported in the Company’s 10–K for the fiscal year ended December 31, 2001.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2002, the Company sold 20,000 shares of its Common Stock to the Company’s Chief Executive Officer pursuant to its Stock Subscription Plan for an aggregate purchase price of $200,000, payable with a promissory note for $100,000 bearing interest at a rate of 2.75% with a fifteen month term and $100,000 in cash. The sale was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8–K

(a)	Exhibits

10.22	Amendment No. 2 to Credit Agreement dated as of December 31, 2001 by and among the Company, the lenders party thereto, Salomon Brothers Inc. and Citicorp.

10.23	Secured Promissory Note, dated January 21, 2002 made by Joseph Semmer in favor of the Company.

10.24	Stock Pledge Agreement, date January 21, 2002 by and between the Company and Joseph Semmer.

(b)	Reports on Form 8–K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY MAINTENANCE SUPPLY, INC., a Delaware corporation

May 14, 2002	By:	/s/ RICHARD E. PENICK
Richard E. Penick Chief Financial Officer, Vice President and Assistant Secretary (Duly Authorized Officer and Principal Financial Officer)