Form 10-Q
period 2002-06-30
CENTURY MAINTENANCE SUPPLY INC
filed 2002-08-14
CIK 1068617

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                                    Form 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period from __________ to __________

                        Commission file number 333-62635

                           -------------------------

                        CENTURY MAINENANCE SUPPLY, INC.
             (Exact name of registrant as specified in its charter)

                           -------------------------

                  Delaware                                    76-0542935
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

          10050 Cash Road, Suite 1
                Stafford, Texas                                  77477
     (Address of Principal Executive Offices)                  (Zip Code)


                                 (281) 208-2600
              (Registrant's telephone number, including area code)

                                  No Applicable
   (Former name, former address and former fiscal year, if changed since last report).

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [_]

     The number of shares of Common Stock, $0.001 par value, outstanding (the only class of common stock of the Company outstanding) was 12,190,498 on August 12, 2002.

--------------------------------------------------------------------------------

                CENTURY MAINTENANCE SUPPLY, INC. AND SUBSIDIARIES

                           Quarter Ended June 30, 2002

                                TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----
PART I.     FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements of Century Maintenance Supply, Inc.
         and Subsidiaries (Unaudited)

         Condensed Consolidated Balance Sheets as of December 31, 2001 and June 30, 2002 .......................      2

         Condensed Consolidated Statements of Income for the Three Months and Six Months Ended
         June 30, 2001 and June 30, 2002........................................................................      4

         Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the
         Six Months Ended June 30, 2002.........................................................................      5

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2001 and June 30, 2002........................................................................      6

         Notes to Condensed Consolidated Financial Statements...................................................      7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................     10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk .............................................     16


PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................     17
Item 2.  Changes in Securities .................................................................................     17
Item 3.  Defaults Upon Senior Securities........................................................................     17
Item 4.  Submission of Matters to a Vote of Security Holders....................................................     17
Item 5.  Other Information......................................................................................     17
Item 6.  Exhibits and Reports on Form 8-K.......................................................................     17

SIGNATURE.......................................................................................................     18

                          PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CENTURY MAINTENANCE SUPPLY, INC. AND SUBSIDIARIES (UNAUDITED)

                Century Maintenance Supply, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                  December 31,     June 30,
                                                                                      2001           2002
                                                                                   ----------    -----------
                                                                                                 (Unaudited)
Assets
Current assets:
   Cash and cash equivalents..................................................     $      770    $        38
   Trade accounts receivable, net.............................................         26,635         38,623
   Inventory, net.............................................................         35,878         43,785
   Deferred income taxes......................................................            880            560
   Prepaid expenses and other current assets..................................          5,242          5,299
                                                                                   ----------    -----------
Total current assets..........................................................         69,405         88,305
Goodwill, net.................................................................          5,946          5,946
Deferred financing costs......................................................          2,000          1,903
Other assets..................................................................            390            390

Property and equipment........................................................          9,896         10,500
   Less accumulated depreciation..............................................         (6,468)        (7,326)
                                                                                   ----------    -----------
Net property and equipment....................................................          3,428          3,174
Deferred income taxes.........................................................            344             91
                                                                                   ----------    -----------
Total assets..................................................................     $   81,513    $    99,809
                                                                                   ==========    ===========

See accompanying notes.

                                   (continued)

                Century Maintenance Supply, Inc. and Subsidiaries

                        (In thousands, except share data)

                                                                               December 31,       June 30,
                                                                                   2001             2002
                                                                               ------------   ----------------
                                                                                                 (Unaudited)
         Liabilities and Stockholders' Equity (Deficit)
         Current liabilities:
            Accounts payable...............................................    $      9,966   $         17,350
            Revolving credit facility......................................              --              5,000
            Income taxes payable...........................................             812              4,509
            Accrued expenses...............................................           3,588              3,924
            Current portion of long-term debt..............................          13,600             14,600
            Dividends payable..............................................           3,496              3,728
                                                                               ------------   ----------------
               Total current liabilities...................................          31,462             49,111
         Long-term debt, less current portion..............................          64,300             57,000

         Redeemable exchangeable preferred stock, net $100 par value;

            2,000,000 shares authorized; 527,706 shares issued and
            outstanding at December 31, 2001 and 532,197 shares
            issued and outstanding at June 30, 2002........................          51,063             54,659

         Stockholders' equity (deficit):

            Common Stock, $0.001 par value; 15,000,000 shares
            authorized; 12,590,536 shares issued and outstanding at
            December 31, 2001 and 12,610,536 shares issued and
            outstanding at June 30, 2002...................................              13                 13
            Additional paid-in capital.....................................          71,176             71,376
            Treasury stock, 420,038 shares at December 31, 2001 and
            June 30, 2002, at cost.........................................          (2,105)            (2,105)
            Accumulated deficit............................................        (134,396)          (130,145)
            Note receivable from officer...................................              --               (100)
                                                                               ------------   ----------------
         Total stockholders' equity (deficit)..............................         (65,312)           (60,961)
                                                                               ------------   ----------------
         Total liabilities and stockholders' deficit.......................    $     81,513   $         99,809
                                                                               ============   ================

See accompanying notes.

                Century Maintenance Supply, Inc. and Subsidiaries

                   Condensed Consolidated Statements of Income
                                 (In thousands)

                                                                      Three months ended       Six months ended
                                                                           June 30,                June 30,
                                                                     ---------------------  ----------------------
                                                                        2001        2002       2001        2002
                                                                     ----------  ---------  ----------  ----------
                                                                          (Unaudited)            (Unaudited)
Net sales.......................................................     $   75,369  $  78,635  $  135,245  $  141,421
Cost of goods sold..............................................         54,811     56,790      98,300     102,262
                                                                     ----------  --------   ----------- ----------
Gross profit....................................................         20,558     21,845      36,945      39,159
Selling, general, and administrative expenses...................         11,342     12,104      22,543      23,633
                                                                     ----------  --------   ----------- ----------
Operating income................................................          9,216      9,741      14,402      15,526
Interest expense................................................          2,100      1,159       4,303       2,304
                                                                     ----------  --------   ----------- ----------
Income before income taxes......................................          7,116      8,582      10,099      13,222
Provision for income taxes......................................          2,769      3,338       3,929       5,143
                                                                     ----------  ---------  ----------- ----------
Net income......................................................          4,347      5,244       6,170       8,079
Other comprehensive income (loss), net of tax...................           (576)        --        (711)         --
                                                                     ----------  ---------  ----------- ----------
Comprehensive Income............................................     $    3,771  $   5,244  $    5,459  $    8,079
                                                                     ==========  =========  =========== ==========


See accompanying notes.

                Century Maintenance Supply, Inc. and Subsidiaries

  Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                     For the Six Months Ended June 30, 2002
                        (In thousands, except share data)

                                        Number of                                                             Note         Total
                                         Shares                  Additional                                Receivable  Stockholders'
                                       Issued and      Common      Paid-In      Treasury    Accumulated       From        Equity
                                       Outstanding     Stock       Capital        Stock       Deficit        Officer     (Deficit)
                                       -----------    --------   -----------    --------    -----------    ----------   ------------
Balances at December 31,
   2001 .............................   12,590,536   $       13   $   71,176   $   (2,105)   $ (134,396)   $       --    $  (65,312)

Preferred dividends accrued
   (unaudited) ......................           --           --           --           --        (3,828)           --        (3,828)

Issuance of common stock
   (unaudited) ......................       20,000           --          200           --            --            --           200

Note receivable (unaudited) .........           --           --           --           --            --          (100)         (100)

Net income (unaudited) ..............           --           --           --           --         8,079            --         8,079
                                        ----------   ----------   ----------   ----------    ----------    ----------    ----------

Balances at June 30, 2002
   (unaudited) ......................   12,610,536   $       13   $   71,376   $   (2,105)   $ (130,145)   $     (100)   $  (60,961)
                                        ==========   ==========   ==========   ==========    ==========    ==========    ==========

See accompanying notes.

                Century Maintenance Supply, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                     Six months ended
                                                                                                          June 30,
                                                                                                ---------------------------
                                                                                                   2001             2002
                                                                                                --------         ----------
                                                                                                       (Unaudited)
Operating activities:
   Net income ...............................................................................   $  6,170         $  8,079
   Adjustments to reconcile net income to net cash provided by operating activities:
        Deferred income taxes ...............................................................         --              573
        Depreciation and amortization .......................................................        963              865
        Provision for bad debts .............................................................        390              378
   Changes in operating assets and liabilities:
        Accounts receivable .................................................................     (9,163)         (12,366)
        Inventory ...........................................................................     (2,023)          (7,907)
        Prepaid expenses and other assets ...................................................        333               40
        Accounts payable ....................................................................      1,277            7,384
        Accrued expenses ....................................................................        263              336
        Income taxes payable ................................................................      1,889            3,697
                                                                                                --------         --------
           Net cash provided by operating activities ........................................         99            1,078
Investing activities:
   Purchases of property and equipment ......................................................       (498)            (610)
Financing activities:
   Net borrowings under revolving line of credit ............................................      4,200            5,000
   Repayments of long-term debt .............................................................     (3,800)          (6,300)
   Proceeds on sale of common stock .........................................................         --              100
                                                                                                --------         --------
        Net cash provided by (used in) financing activities .................................        400           (1,200)
                                                                                                --------         --------
Net increase (decrease) in cash .............................................................          1             (732)
Cash and cash equivalents at beginning of period ............................................          4              770
                                                                                                --------         --------
Cash and cash equivalents at end of period ..................................................   $      5         $     38
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

     The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company's condensed consolidated balance sheet at June 30, 2002 and the condensed consolidated statements of income, changes in stockholders' equity (deficit), and cash flows for the interim periods ended June 30, 2001 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001.

2. Income Taxes

     The Company's interim provisions for income taxes were computed using its estimated effective tax rate for the year.

3. Stockholders' Equity

     On January 12, 2002, the Company granted to its newly appointed Chief Executive Officer a non-qualified option to purchase up to 190,000 shares of common stock of the Company. 40,000 shares subject to the option are immediately exercisable at an exercise price of $10.00 per share. The remaining shares subject to the option become exercisable over the next three years on the anniversary of the date of grant at exercise prices between $10.00 and $15.00 per share. The option will terminate on the seven-year anniversary of the grant date. Additionally, in January 2002, the Company sold 20,000 shares of Common Stock to the Company's Chief Executive Officer pursuant to its Stock Subscription Plan for an aggregate purchase price of $200,000 payable with a secured promissory note for $100,000 and $100,000 in cash. The promissory note bears interest at 2.75% per annum and is payable in full on April 15, 2003.

4. Preferred Stock

     In 1998, the Company sold $40.0 million of 13 1/4% Senior Exchangeable PIK (payment-in-kind) Preferred Stock of which $12.0 million was sold to affiliates of the Company. The preferred stock is due in 2010 with an aggregate liquidation preference of $40.0 million or $100 per share. Dividends are payable semi-annually in cash, except that on each dividend payment date on or prior to July 1, 2003, dividends may be paid, at the Company's option, by issuance of additional shares of preferred stock. The Company's credit facility currently prohibits the payment of cash dividends on the preferred stock. The preferred stock is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends, on July 1, 2010. The Company may redeem the preferred stock in accordance with certain redemption provisions at a date earlier than July 1, 2010. If the Company elects to redeem the preferred stock on or before July 1, 2003 the redemption price will be 113.25% of the liquidation preference price of $100 per share. Holders of preferred stock have no voting rights. Since January 1, 1999, the Company has issued 251,512 shares of additional preferred stock as payment-in-kind for dividends on the Company's existing preferred stock.

     At any time, the Company may, at its option, exchange all of the shares of preferred stock then outstanding for exchange debentures in a principal amount equal to the liquidation preference of the shares being exchanged. The exchange debentures would have interest of 13 1/4% and would be due in 2010. The Company's credit facility currently prohibits the Company from exchanging the preferred stock. The Company incurred $2,803,000 of costs as part of the sale of the preferred stock which has been offset against the proceeds. For the three and six month periods ended June 30, 2002 the Company has accreted $50,102 and $100,205, respectively, to retained earnings as part of dividends accrued.

5. Credit Facility

     In 1998, the Company entered into a credit facility, providing for $100.0 million of secured term loan facilities and a $25.0 million revolving loan facility (the "Revolving Credit Facility"). The term loan facility consists of a $40.0 million Tranche A Term Facility and a $60.0 million Tranche B Term Facility (collectively called the "Term Loan Facility"). The Term Loan Facility will amortize over a five-year period for the Tranche A Term Facility and a seven-year period for the Tranche B Term Facility, and the Revolving Credit Facility will mature on September 30, 2003. The interest rate under the Credit Facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 2.75% (for the Tranche B Term Facility) per annum or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 1.75% (for the Tranche B Term Facility) per annum. If the Company achieves certain performance goals, rates under the Tranche A Term Facility and the Revolving Credit Facility will be reduced. A commitment fee of 0.5% per annum will be charged on the unused portion of the new Revolving Credit Facility.

     The credit facility contains certain non-financial and financial covenants. The Company incurred $4,552,000 of costs as part of obtaining the credit facility which have been recorded as deferred financing costs. The Company amortizes the costs over the average life of the credit facility. For the three and six-month periods ended June 30, 2002 the Company recognized amortization expense of $233,934 and $429,514, respectively. The Company is in compliance, as of June 30, 2002, with the provisions of the Credit Facility.

     The credit facility has been amended twice to allow the Company more flexibility in meeting minimum leverage ratio, interest coverage ratio, fixed charge ratio and minimum EBITDA covenants thereunder.

6. Derivative Instruments and Hedging Activities

     The Company is exposed to variability of future cash flows related to interest rate risk on its existing long-term debt and had entered into interest rate swap agreements to hedge their exposure which terminated on September 30, 2001.

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. SFAS No. 133 required that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge. If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income ("OCI"). The gains and losses on the derivative instrument that are reported in OCI will be reclassified in earnings in the periods in which earnings are impacted by the hedged item.

     There was no impact on the Company's results of operations from the January 1, 2001 implementation of SFAS No. 133. For the six months ended June 30, 2001, the Company recorded a $711,000 net of tax loss in OCI related to its interest rate swap agreements.

7. New Accounting Standards

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment. The Company adopted this statement on January 1, 2002. The adoption of SFAS Nos. 141 and 142 had no effect on the Company's consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The Company adopted this statement during the first quarter of 2002. The adoption of this statement had no effect on the Company's consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64 to require that gains and losses from the extinguishment of debt generally be classified within continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Management does not believe the adoption of SFAS No. 145 will have a significant impact on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial statements.

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

General

     Century has grown through a combination of increasing sales at its existing distribution centers, by opening new distribution centers and through the acquisitions of Nationwide Apartment Supply, Inc. in July 1997 (the "Nationwide Acquisition") and Champion Blind and Drapery, Inc. in April 1999. As part of its strategy of expanding into new geographic markets, the Company opened 22 new distribution centers from 1994 through the quarter ended June 30, 2002. Historically, a typical center breaks even within three years of opening, and operating margins continue to improve as the center's revenue grows. The Nationwide Acquisition added 11 distribution centers principally in the Midwestern United States, three of which were consolidated into existing Century centers.

Results of Operations

       The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company's net sales.

                                                                           Three Months Ended     Six Months Ended
                                                                              (unaudited)           (unaudited)
                                                                         ---------------------- ---------------------
                                                                           June 30,   June 30,    June 30,  June 30,
                                                                             2001       2002        2001      2002
                                                                         ---------------------- ----------------------
                                                                         (dollars in thousands) (dollars in thousands)
Net sales.............................................................     $ 75,369   $ 78,635    $135,245   $141,421
Cost of goods sold....................................................       54,811     56,790      98,300    102,262
                                                                         ----------  ---------   ---------  ---------
    Gross profit......................................................       20,558     21,845      36,945     39,159
Selling, general and administrative expenses..........................       11,342     12,104      22,543     23,633
                                                                         ----------  ---------   ---------  ---------
    Total operating expenses..........................................       11,342     12,104      22,543     23,633
                                                                         ----------  ---------   ---------  ---------
Operating income......................................................        9,216      9,741      14,402     15,526
Interest expense......................................................        2,100      1,159       4,303      2,304
                                                                         ----------  ---------   ---------  ---------
Income before income taxes............................................        7,116      8,582      10,099     13,222
Provision for income taxes............................................        2,769      3,338       3,929      5,143
                                                                         ----------  ---------   ---------  ---------
Net income............................................................     $  4,347   $  5,244    $  6,170   $  8,079
                                                                         ==========  =========   =========  =========

                                                                      Three Months Ended      Six Months Ended
                                                                         (unaudited)             (unaudited)
                                                                    ---------------------- -----------------------
                                                                     June 30,    June 30,   June 30,    June 30,
                                                                       2001        2002       2001        2002
                                                                    ----------  ---------- ----------- -----------
Net sales........................................................       100.0%      100.0%     100.0%      100.0%
Cost of goods sold...............................................        72.7        72.2       72.7        72.3
                                                                    ---------   ---------  ---------   ---------
    Gross profit.................................................        27.3        27.8       27.3        27.7
Selling, general and administrative expenses.....................        15.0        15.4       16.6        16.7
                                                                    ---------   ---------- ---------   ---------
    Total operating expenses.....................................        15.0        15.4       16.6        16.7
                                                                    ---------   ---------  ---------   ---------
Operating income.................................................        12.3        12.4       10.7        11.0
Interest expense.................................................         2.8         1.5        3.2         1.6
                                                                    ---------   ---------  ---------   ---------
Income before income taxes.......................................         9.5        10.9        7.5         9.3
Provision for income taxes.......................................         3.7         4.2        2.9         3.7
                                                                    ---------   ---------  ---------   ---------
Net income.......................................................         5.8%        6.7%       4.6%        5.7%
                                                                    =========   =========  =========   =========

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

       Net sales for the three months ended June 30, 2002 were $ 78.6 million, an increase of $3.3 million or 4.3% over the three months ended June 30, 2001. This increase in net sales was primarily due to comparable center growth, a deeper penetration of management companies and increased sales from sales initiatives introduced in prior periods.

       The Company's gross profit for the three months ended June 30, 2002 was $21.8 million, an increase of $1.3 million or 6.3% over the quarter ended June 30, 2001 primarily due to the increase in net sales discussed above. As a percentage of net sales, the Company's gross profit increased to 27.8% for the quarter ended June 30, 2002 compared to 27.3% for the quarter ended June 30, 2001. This increase was primarily due to product mix and lower procurement cost.

       Selling, general and administrative expenses, consisting primarily of payroll, occupancy and vehicle expenses, totaled $12.1 million for the quarter ended June 30, 2002, an increase of $0.7 million or 6.7% over the quarter ended June 30, 2001. As a percentage of net sales, selling, general and administrative expense increased to 15.4% for the three months ended June 30, 2002 from 15.0% in the quarter ended June 30, 2001. This increase was primarily due to an increase in payroll and payroll related expenses attributable to an increase in wage levels and an increase in employee related insurance cost.

       Interest expense for the three months ended June 30, 2002 was $1.2 million, a decrease of $0.9 million or 44.8% from the quarter ended June 30, 2001, primarily due to a decrease in market interest rates and average outstanding balance owed on the Company's credit facility.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

       Net sales for the six months ended June 30, 2002 were $141.4 million, an increase of $6.2 million or 4.6% over the six months ended June 30, 2001. This increase in net sales was primarily due to comparable center growth, a deeper penetration of management companies and increased sales from sales initiatives introduced in prior periods.

       The Company's gross profit for the six months ended June 30, 2002 was $39.2 million, an increase of $2.2 million or 6.0% over the six months ended June 30, 2001 primarily due to the increase in net sales discussed above. As a percentage of net sales, the Company's gross profit increased to 27.7% for the six months ended June 30, 2002 from 27.3% for the six months ended June 30, 2001. This increase was primarily due to product mix and lower procurement cost.

       Selling, general and administrative expenses, consisting primarily of payroll, occupancy and vehicle expenses, totaled $23.6 million for the six months ended June 30, 2002, an increase of $1.1 million or 4.8% over the six months ended June 30, 2001. As a percentage of net sales, selling, general and administrative expense increased slightly to 16.7% for the six months ended June 30, 2002 from 16.6% in the six months ended June 30, 2001.

       Interest expense for the six months ended June 30, 2002 was $2.3 million, a decrease of $2.0 million or 46.4% from the six months ended June 30, 2001, primarily due to a decrease in market interest rates and average outstanding balance owed on the Company's credit facility.

Liquidity and Capital Resources

       The Company's primary capital requirements have been the funding of its continued distribution center expansion program, inventory requirements and the development and implementation of customized information systems. The Company has financed its growth through a combination of internally generated funds and borrowings.

       In the first six months of 2002, net cash provided by operating activities was $1.1 million, increasing from $0.1 million of net cash provided in the first six months of 2001. Net cash used by investing activities in the first six months of 2002 was $0.6 million, increasing from $0.5 million of net cash used in the first six months of 2001 and was due to an increase in capital expenditures. Net cash used by financing activities in the first six months of 2002 was $1.2 million, decreasing from net cash provided of $0.4 million in the first six months of 2001 primarily due to the repayments of long-term debt.

       The Company currently anticipates that its capital expenditures, excluding potential acquisitions, for 2002 and 2003 will be approximately $2.0 million in each year. Inventories were $43.8 million as of June 30, 2002 and $35.9 million at December 31, 2001. In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same day or next day filling of most orders. The Company anticipates that its inventory levels will continue to increase primarily to support higher sales volumes and new center openings. Trade accounts receivable, net of allowances were $38.6 million at June 30, 2002 and $26.6 million at December 31, 2001. The Company generally offers 30-day credit terms to its customers. The Company's working capital requirements are typically higher in the second and third quarters to meet seasonal demand. This is due primarily to the fact that more people move during the summer months when school is out, causing apartment managers to purchase more supplies to make apartments ready for new occupants. Also, hot summer months translate into a higher volume of HVAC sales due to the need for air conditioning parts.

       The Company has outstanding indebtedness consisting of borrowings of $71.6 million under the Term Loan Facility. The Company has access to a total of $25.0 million through the Revolving Credit Facility. As of August 12, 2002, the Company had $10.0 million of outstanding borrowings under the Revolving Credit Facility. The Tranche A Term Facility will mature on July 8, 2003 and the Tranche B Term Facility will mature on July 8, 2005. Annual required principal payments on the Term Loan Facility are $7.3 million, $18.8 million, $28.5 million and $17.0 million over the next four years. The Revolving Credit Facility will mature on September 30, 2003. The interest rate under the Credit Facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 2.75% (for the Tranche B Term Facility) per annum or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 1.75% (for the Tranche B Term Facility) per annum. Pursuant to the terms of the Credit Facility, because the Company achieved certain performance goals, rates under the Tranche A Term Facility and the Revolving Credit Facility have been reduced in increments as agreed. At August 12, 2002 the interest rate for the Revolving Credit Facility was 5.75%, the Tranche A Facility was at 3.8125% and the Tranche B Facility ranges from 4.5625% to 4.875%. A commitment fee of 0.375% per annum will be charged on the unused portion of the Credit Facility. The loans under the Credit Facility are collateralized by a first priority security interest in substantially all tangible and intangible assets of the Company and its subsidiaries (including the capital stock of the subsidiaries).

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

       The Credit Facility contains covenants restricting the ability of the Company and the Company's subsidiaries to, among other things, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock,
(iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales and (viii) engage in transactions with affiliates. The Company is also required to comply with financial covenants with respect to
(a) limits on annual aggregate capital expenditures, (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA and (e) an interest coverage ratio. On July 14, 2000 and December 31, 2001, the Credit Facility was amended to provide more flexibility in meeting the maximum leverage ratio, interest coverage ratio, fixed charge ratio, and minimum EBITDA covenants thereunder. The Company is in compliance, as of June 30, 2002, with the provisions of the Credit Facility.

     In 1998, the Company issued 280,000 shares of its Initial Preferred Stock with an aggregate liquidation preference of $28.0 million, and 120,000 shares of preferred stock pursuant to the Private Placement, with an aggregate liquidation preference of $12.0 million. On February 19, 1999, the Initial Preferred Stock was exchanged for the Company's Series C 13 1/4% Senior Exchangeable PIK Preferred Stock due 2010 which has been registered under the Securities Act pursuant to the Company's Registration Statement on Form S-4, as amended, effective January 21, 1999 (File Number 333-62635). At the election of the Company, dividends on the Exchange Preferred Stock may be paid in kind until July 1, 2003 and thereafter must be paid in cash. Since January 1, 1999, the Company has issued 251,512 shares of additional preferred stock as payment-in-kind for dividends on the Exchange Preferred Stock. The Credit Facility currently prohibits the payment of cash dividends on the Exchange Preferred Stock. The Exchange Preferred Stock is mandatorily redeemable upon a change of control and on July 1, 2010. In September 2000, the Company repurchased 51,573 shares of its redeemable exchangeable preferred stock for $3,906,655.

     Under the terms of the Exchange Preferred Stock, at the election of the Company, dividends may be paid in kind until January 1, 2003 and thereafter must be paid in cash commencing in July 2003. Under the Credit Agreement, the Company may only pay cash dividends if it meets specified financial ratios. Based on current projections, the Company believes that it is likely that it will not be permitted by the Credit Agreement to pay cash dividends to the holders of the Exchange Preferred Stock when required by the terms of the Exchange Preferred Stock. In the event that the Company is unable to pay cash dividends to the holders of Exchange Preferred Stock for six or more periods (whether or not consecutive), the sole remedy of the holders is the ability to elect two members to the Company's Board of Directors.

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

     In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64 to require that gains and losses from the extinguishment of debt generally be classified within continuing operations. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. We do not believe adoption of SFAS No. 145 will have a significant impact on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. We do not believe that the adoption of SFAS 146 will have a significant impact on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes in the Company's market risk exposure from that reported in the Company's 10-K for the fiscal year ended December 31, 2001.

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

                                        CENTURY MAINTENANCE SUPPLY, INC.,
                                        a Delaware corporation



August 13, 2002                     By: Richard E. Penick
                                        -------------------------------------
                                        Richard E. Penick
                                        Chief Executive Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)

     Each of the undersigned hereby certifies in his capacity as an officer of the Company that the Quarterly Report of the Company on Form 10-Q for the period ended June 30,2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company for such period.

                                       CENTURY MAINTENANCE SUPPLY, INC.,
                                       a Delaware corporation


August 13, 2002                    By: /s/ Joseph Semmer
                                       --------------------------------------
                                       Joseph Semmer
                                       Chief Executive Officer



                                   By: /s/ Richard E. Penick
                                       --------------------------------------
                                       Richard E. Penick
                                       Chief Financial Officer,
                                       Vice President and Assistant Secretary