Form 10-Q
period 2002-09-30
CENTURY MAINTENANCE SUPPLY INC
filed 2002-11-15
CIK 1068617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from __________ to __________

Commission file number 333-62635

CENTURY MAINTENANCE SUPPLY, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0542935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10050 Cash Road, Suite 1 Stafford, Texas	77477
(Address of Principal Executive Offices)	(Zip Code)

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

Yes	☒	No	☐

               Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

               The number of shares of Common Stock, $0.001 par value, outstanding (the only class of common stock of the Company outstanding) was 12,190,498 on November 13, 2002.

CENTURY MAINTENANCE SUPPLY, INC. AND SUBSIDIARIES

Quarter Ended September 30, 2002

PART I  FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF CENTURY MAINTENANCE SUPPLY, INC. AND SUBSIDIARIES (UNAUDITED)

Century Maintenance Supply, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands)

	December 31, 2001	September 30, 2002

		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$770	$7
Trade accounts receivable, net	26,635	39,680
Inventory, net	35,878	40,724
Deferred income taxes	880	775
Prepaid expenses and other current assets	5,242	6,419

Total current assets	69,405	87,605
Goodwill, net	5,946	5,946
Deferred financing costs	2,000	1,669
Other assets	390	390
Property and equipment	9,896	10,844
Less accumulated depreciation	(6,468)	(7,695)

Net property and equipment	3,428	3,149
Deferred income taxes	344	29

Total assets	$81,513	$98,788

See accompanying notes.

(continued)

Century Maintenance Supply, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)
(In thousands, except share data)

	December 31, 2001	September 30, 2002

		(Unaudited)
Current liabilities:
Accounts payable	$9,966	$11,461
Revolving credit facility	—	14,000
Income taxes payable	812	4,551
Accrued expenses	3,588	3,382
Current portion of long-term debt	13,600	16,700
Dividends payable	3,496	1,803

Total current liabilities	31,462	51,897
Long-term debt, less current portion	64,300	51,250
Redeemable exchangeable preferred stock, net $100 par value; 2,000,000 shares authorized; 527,706 shares issued and outstanding at December 31, 2001 and 539,938 shares issued and outstanding at September 30, 2002	51,063	52,668
Stockholders’ equity (deficit):
Common Stock, $0.001 par value; 15,000,000 shares authorized; 12,590,536 shares issued and outstanding at December 31, 2001 and 12,610,536 shares issued and outstanding at September 30, 2002	13	13
Additional paid-in capital	71,176	71,376
Treasury stock, 420,038 shares at December 31, 2001 and September 30, 2002, at cost	(2,105)	(2,105)
Accumulated deficit	(134,396)	(126,211)
Note receivable from officer	—	(100)

Total stockholders’ equity (deficit)	(65,312)	(57,027)

Total liabilities and stockholders’ equity (deficit)	$81,513	$98,788

See accompanying notes.

Century Maintenance Supply, Inc. and Subsidiaries

Condensed Consolidated Statements of Income
(In thousands)

	Three months ended September 30,		Nine months ended September 30,

	2001	2002	2001	2002

	(Unaudited)		(Unaudited)
Net sales	$80,038	$85,689	$215,283	$227,110
Cost of goods sold	58,640	62,418	156,940	164,678

Gross profit	21,398	23,271	58,343	62,432
Selling, general, and administrative expenses	11,735	12,651	34,278	36,285

Operating income	9,663	10,620	24,065	26,147
Interest expense	1,888	1,261	6,191	3,565

Income before income taxes	7,775	9,359	17,874	22,582
Provision for income taxes	3,023	3,640	6,953	8,784

Net income	4,752	5,719	10,921	13,798
Other comprehensive income (loss), net of tax	711	—	—	—

Comprehensive Income	$5,463	$5,719	$10,921	$13,798

See accompanying notes.

Century Maintenance Supply, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2002
(In thousands, except share data)

	Number of Shares Issued and Outstanding	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Note Receivable from Officer	Total Stockholders’ Equity (Deficit)

Balances at
December 31, 2001	12,590,536	$13	$71,176	$(2,105)	$(134,396)	$—	$(65,312)
Purchase of Preferred Stock (unaudited)	—	—	—	—	66	—	66
Preferred dividends accrued (unaudited)	—	—	—	—	(5,679)	—	(5,679)
Issuance of common stock (unaudited)	20,000	—	200	—	—	—	200
Note receivable (unaudited)	—	—	—	—	—	(100)	(100)
Net income (unaudited)	—	—	—	—	13,798	—	13,798

Balances at September 30, 2002 (unaudited)	12,610,536	$13	$71,376	$(2,105)	$(126,211)	$(100)	$(57,027)

See accompanying notes.

Century Maintenance Supply, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended September 30,

	2001	2002

	(Unaudited)
Operating activities:
Net income	$10,921	$13,798
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	—	420
Depreciation and amortization	1,474	1,235
Provision for bad debts	616	605
Changes in operating assets and liabilities:
Accounts receivable	(11,115)	(13,650)
Inventory	(441)	(4,846)
Prepaid expenses and other assets	(700)	(846)
Accounts payable	551	1,495
Accrued expenses	878	(206)
Income taxes payable	4,602	3,739

Net cash provided by operating activities	6,786	1,744
Investing activities:
Purchases of property and equipment	(793)	(957)
Financing activities:
Net borrowings under revolving credit facility	1,000	14,000
Repayments of long-term debt	(6,950)	(9,950)
Proceeds on sale of common stock	—	100
Purchase of preferred stock	—	(5,700)
Repurchase of common stock	(45)	—

Net cash used in financing activities	(5,995)	(1,550)

Net decrease in cash	(2)	(763)
Cash and cash equivalents at beginning of period	4	770

Cash and cash equivalents at end of period	$2	$7

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

            The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information or footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company’s condensed consolidated balance sheet at September 30, 2002 and the condensed consolidated statements of income, changes in stockholders’ equity (deficit), and cash flows for the interim periods ended September 30, 2001 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for a full year or of future operations.

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

3.         Stockholders’ Equity (Deficit)

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

4.           Preferred Stock

            In 1998, the Company sold $40.0 million of 13¼% Senior Exchangeable PIK (payment-in-kind) Preferred Stock of which $12.0 million was sold to affiliates of the Company. The preferred stock is due in 2010 with an aggregate liquidation preference of $40.0 million or $100 per share. Dividends are payable semi-annually in cash, except that on each dividend payment date on or prior to July 1, 2003, dividends may be paid, at the Company’s option, by issuance of additional shares of preferred stock. The Company’s credit facility currently prohibits the payment of cash dividends on the preferred stock.  The preferred stock is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends, on July 1, 2010. The Company may redeem the preferred stock in accordance with certain redemption provisions at a date earlier than July 1, 2010. If the Company elects to redeem the preferred stock on or before July 1, 2003 the redemption price will be 113.25% of the liquidation preference price of $100 per share.  Holders of preferred stock have no voting rights.  Since January 1, 1999, the Company has issued 251,512 shares of additional preferred stock as payment-in-kind for dividends on the Company’s existing preferred stock.  The Credit Facility currently prohibits the payment of cash dividends on the Exchange Preferred Stock.  The Exchange Preferred Stock is mandatorily redeemable upon a change of control and on July 1, 2010. In September 2000 and August 2002, the Company repurchased 51,573 and 60,001 shares of its redeemable exchangeable preferred stock for $3,906,655 and $5,700,095, respectively.

            At any time, the Company may, at its option, exchange all of the shares of preferred stock then outstanding for exchange debentures in a principal amount equal to the liquidation preference of the shares being exchanged. The exchange debentures would have interest of 13¼% and would be due in 2010.  The Company’s credit facility currently prohibits the Company from exchanging the preferred stock. The Company incurred $2,803,000 of costs as part of the sale of the preferred stock which has been offset against the proceeds.  For the nine months ended September 30, 2002, the Company has accreted $382,511 to retained earnings as part of dividends accrued.  Included in the 2002 accretion is $234,923 related to the repurchase of preferred stock in 2002.

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

            The credit facility contains certain non-financial and financial covenants. The Company incurred $4,552,000 of costs as part of obtaining the credit facility which have been recorded as deferred financing costs. The Company amortizes the costs over the average life of the credit facility.  For the three and nine-month periods ended September 30, 2002 the Company recognized amortization expense of $233,934 and $663,447, respectively.  The Company is in compliance, as of November 13, 2002, with the provisions of the Credit Facility.

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

            The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001.  SFAS No. 133 required that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge.  If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item’s fair value.  However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (“OCI”).  The gains and losses on the derivative instrument that are reported in OCI will be reclassified in earnings in the periods in which earnings are impacted by the hedged item.

            There was no impact on the Company’s results of operations from the January 1, 2001 implementation of SFAS No. 133.  For the nine months ended September 30, 2001, the Company recorded a $711,000 net of tax gain in OCI related to its interest rate swap agreements.

7.         New Accounting Standards

            In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method is prohibited.  SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment.  The Company adopted this statement on January 1, 2002.  As a result, the Company recognized no impairment, and ceased amortization of goodwill.  Amortization expense charged to operations was $56,418 and $169,254 for the three- and nine-month periods ending September 30, 2001.

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

            In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64 to require that gains and losses from the extinguishment of debt generally be classified within continuing operations.  The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002.  Management does not believe the adoption of SFAS No. 145 will have a significant impact on the Company’s financial statements.

            In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial statements.

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

General

            Century has grown through a combination of increasing sales at its existing distribution centers, by opening new distribution centers and through the acquisitions of Nationwide Apartment Supply, Inc. in July 1997 (the “Nationwide Acquisition”) and Champion Blind and Drapery, Inc. in April 1999 (the “Champion Acquisition”).  As part of its strategy of expanding into new geographic markets, the Company opened 22 new distribution centers from 1994 through the quarter ended September 30, 2002.  Historically, a typical center breaks even within three years of opening, and operating margins continue to improve as the center’s revenue grows.  The Nationwide Acquisition added 11 distribution centers principally in the Midwestern United States, three of which were consolidated into existing Century centers.

Results of Operations

            The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company’s net sales.

	Three Months Ended (unaudited)		Nine Months Ended (unaudited)

	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002

	(dollars in thousands)		(dollars in thousands)
Net sales	$80,038	$85,689	$215,283	$227,110
Cost of goods sold	58,640	62,418	156,940	164,678

Gross profit	21,398	23,271	58,343	62,432
Selling, general and administrative expenses	11,735	12,651	34,278	36,285

Total operating expenses
Operating income	9,663	10,620	24,065	26,147
Interest expense	1,888	1,261	6,191	3,565

Income before income taxes	7,775	9,359	17,874	22,582
Provision for income taxes	3,023	3,640	6,953	8,784

Net income	$4,752	$5,719	$10,921	$13,798

	Three Months Ended (unaudited)		Nine Months Ended (unaudited)

	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	73.3	72.8	72.9	72.5

Gross profit	26.7	27.2	27.1	27.5
Selling, general and administrative expenses	14.7	14.8	15.9	16.0

Total operating expenses
Operating income	12.1	12.4	11.2	11.5
Interest expense	2.4	1.5	2.9	1.6

Income before income taxes	9.7	10.9	8.3	9.9
Provision for income taxes	3.8	4.2	3.2	3.9

Net income	5.9%	6.7%	5.1%	6.1%

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

            Net sales for the three months ended September 30, 2002 were $85.7 million, an increase of $5.7 million or 7.1% over the three months ended September 30, 2001.  This increase in net sales was primarily due to comparable center growth of 6.3%, a deeper penetration of management companies and increased sales from sales initiatives introduced in prior periods.

            The Company’s gross profit for the three months ended September 30, 2002 was $23.3 million, an increase of $1.9 million or 8.8% over the quarter ended September 30, 2001 primarily due to the increase in net sales discussed above.  As a percentage of net sales, the Company’s gross profit increased to 27.2% for the quarter ended September 30, 2002 from 26.7% for the quarter ended September 30, 2001.  This increase was primarily due to product mix and lower procurement cost.

            Selling, general and administrative expenses, consisting primarily of payroll, occupancy and vehicle expenses, totaled $12.7 million for the quarter ended September 30, 2002, an increase of $0.9 million or 7.8% over the quarter ended September 30, 2001.  As a percentage of net sales, selling, general and administrative expenses increased slightly to 14.8% for the three months ended September 30, 2002 from 14.7% in the quarter ended September 30, 2001.  This increase was primarily due to an increase in payroll and payroll related expenses attributable to an increase in wage levels and an increase in employee related insurance cost.

            Interest expense for the three months ended September 30, 2002 was $1.3 million, a decrease of $0.6 million or 33.2% from the quarter ended September 30, 2001, primarily due to a decrease in market interest rates and average outstanding balance owed on the Company’s credit facility.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

            Net sales for the nine months ended September 30, 2002 were $227.1 million, an increase of $11.8 million or 5.5% over the nine months ended September 30, 2001.  This increase in net sales was primarily due to comparable center growth, a deeper penetration of management companies and increased sales from sales initiatives introduced in prior periods.

            The Company’s gross profit for the nine months ended September 30, 2002 was $62.4 million, an increase of $4.1 million or 7.0% over the nine months ended September 30, 2001 primarily due to the increase in net sales discussed above.  As a percentage of net sales, the Company’s gross profit increased to 27.5% for the nine months ended September 30, 2002 from 27.1% for the nine months ended September 30, 2001.  This increase was primarily due to product mix and lower procurement cost.

            Selling, general and administrative expenses, consisting primarily of payroll, occupancy and vehicle expenses, totaled $36.3 million for the nine months ended September 30, 2002, an increase of $2.0 million or 5.9% over the nine months ended September 30, 2001.  As a percentage of net sales, selling, general and administrative expenses increased slightly to 16.0% for the nine months ended September 30, 2002 from 15.9% in the nine months ended September 30, 2001.

            Interest expense for the nine months ended September 30, 2002 was $3.6 million, a decrease of $2.6 million or 42.4% from the nine months ended September 30, 2001, primarily due to a decrease in market interest rates and average outstanding balance owed on the Company’s credit facility.

Liquidity and Capital Resources

            The Company’s primary capital requirements have been the funding of its continued distribution center expansion program, inventory requirements and the development and implementation of customized information systems.  The Company has financed its growth through a combination of internally generated funds and borrowings.

            In the first nine months of 2002, net cash provided by operating activities was $1.7 million, decreasing from $6.8 million of net cash provided in the first nine months of 2001.  Net cash used by investing activities in the first nine months of 2002 was $1.0 million, increasing from $0.8 million of net cash used in the first nine months of 2001 and was due to an increase in capital expenditures.  Net cash used by financing activities in the first nine months of 2002 was $1.6 million, decreasing from net cash used of $6.0 million in the first nine months of 2001 primarily due to an increase in short-term borrowings offset by repayment of long-term debt and the repurchase of preferred stock.

            The Company currently anticipates that its capital expenditures, excluding potential acquisitions, for 2002 and 2003 will be approximately $2.0 million in each year.  Inventories were $40.7 million as of September 30, 2002 and $35.9 million at December 31, 2001.  In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same day or next day filling of most orders.  The Company anticipates that its inventory levels will continue to increase primarily to support higher sales volumes and new center openings.  Trade accounts receivable, net of allowances were $39.7 million at September 30, 2002 and $26.6 million at December 31, 2001.  The Company generally offers 30-day credit terms to its customers.  The Company’s working capital requirements are typically higher in the second and third quarters to meet seasonal demand.  This is due primarily to the fact that more people move during the summer months when school is out, causing apartment managers to purchase more supplies to make apartments ready for new occupants.  Also, hot summer months translate into a higher volume of HVAC sales due to the need for air conditioning parts.

            The Company has outstanding indebtedness consisting of borrowings of $67.95 million under the Term Loan Facility.  The Company has access to a total of $25.0 million through the Revolving Credit Facility.  As of November 13, 2002, the Company had $11.0 million of outstanding borrowings under the Revolving Credit Facility.  The Tranche A Term Facility will mature on July 8, 2003 and the Tranche B Term Facility will mature on July 8, 2005.  Annual required principal payments on the Term Loan Facility are $3.65 million, $18.8 million, $28.5 million and $17.0 million over the next four years.  The Revolving Credit Facility will mature on September 30, 2003.  The interest rate under the Credit Facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 2.75% (for the Tranche B Term Facility) per annum or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 1.75% (for the Tranche B Term Facility) per annum.  Pursuant to the terms of the Credit Facility, because the Company achieved certain performance goals, rates under the Tranche A Term Facility and the Revolving Credit Facility have been reduced in increments as agreed.  At November 11, 2002 the interest rate for the Revolving Credit Facility was 5.25%, the Tranche A Facility was 3.8125% and the Tranche B Facility ranges from 4.5625% to 4.875%.   A commitment fee of 0.375% per annum will be charged on the unused portion of the Credit Facility.  The loans under the Credit Facility are secured by a first priority security interest in substantially all tangible and intangible assets of the Company and its subsidiaries (including the capital stock of the subsidiaries).

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

            The Credit Facility contains covenants restricting the ability of the Company and the Company’s subsidiaries to, among other things, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock, (iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales and (viii) engage in transactions with affiliates.  The Company is also required to comply with financial covenants with respect to (a) limits on annual aggregate capital expenditures, (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA and (e) an interest coverage ratio.  On June 14, 2000 and December 31, 2001, the Credit Facility was amended to provide more flexibility in meeting the maximum leverage ratio, interest coverage ratio, fixed charge ratio, and minimum EBITDA covenants thereunder.  The Company is in compliance, as of November 13, 2002, with the provisions of the Credit Facility.

            In 1998, the Company issued 280,000 shares of its Initial Preferred Stock with an aggregate liquidation preference of $28.0 million, and 120,000 shares of preferred stock pursuant to the Private Placement, with an aggregate liquidation preference of $12.0 million.  On February 19, 1999, the Initial Preferred Stock was exchanged for the Company’s Series C 13¼% Senior Exchangeable PIK Preferred Stock due 2010 which has been registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-4, as amended, effective January 21, 1999 (File Number 333-62635).  At the election of the Company, dividends on the Exchange Preferred Stock may be paid in kind until July 1, 2003 and thereafter must be paid in cash.  Since January 1, 1999, the Company has issued 251,512 shares of additional preferred stock as payment-in-kind for dividends on the Exchange Preferred Stock.  The Credit Facility currently prohibits the payment of cash dividends on the Exchange Preferred Stock.  The Exchange Preferred Stock is mandatorily redeemable upon a change of control and on July 1, 2010. In September 2000 and August 2002, the Company repurchased 51,573 and 60,001 shares of its redeemable exchangeable preferred stock for $3,906,655 and $5,700,095, respectively.

            Under the terms of the Exchange Preferred Stock, at the election of the Company, dividends may be paid in kind until January 1, 2003 and thereafter must be paid in cash commencing in January 2004.  Under the Credit Agreement, the Company may only pay cash dividends if it meets specified financial ratios.  Based on current projections, the Company believes that it is likely that it will not be permitted by the Credit Agreement to pay cash dividends to the holders of the Exchange Preferred Stock when required by the terms of the Exchange Preferred Stock.  In the event that the Company is unable to pay cash dividends to the holders of Exchange Preferred Stock for six or more periods (whether or not consecutive), the sole remedy of the holders is the ability to elect two members to the Company’s Board of Directors.

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

New Accounting Standards

            In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method is prohibited.  The adoption of this statement had no effect on our consolidated financial position or results of operation.

            SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment.  The Company adopted this statement on January 1, 2002.  As a result, the Company recognized no impairment, and ceased amortization of goodwill.  Amortization expense charged to operations was $56,418 and $169,254 for the three- and nine-month periods ending September 30, 2001.

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

            In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64 to require that gains and losses from the extinguishment of debt generally be classified within continuing operations.  The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002.  We do not believe adoption of SFAS No. 145 will have a significant impact on our financial statements.

            In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002.  We do not believe that the adoption of SFAS 146 will have a significant impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            There have been no material changes in the Company’s market risk exposure from that reported in the Company’s 10-K for the fiscal year ended December 31, 2001.

ITEM 4.	CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company completed an evaluation, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures pursuant to  Rule 13a-14 of the Exchange Act.  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective with respect to timely communicating to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed this evaluation.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	99.1	Certification of Chief Executive Officer
	99.2	Certification of Chief Financial Officer

(b)	Reports on Form 8-K

None.

SIGNATURE

            Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY MAINTENANCE SUPPLY, INC., a Delaware corporation

November 13, 2002	By:	/s/ RICHARD E. PENICK

Richard E. Penick Chief Financial Officer, Vice President and Assistant Secretary (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

          I, Joseph Semmer, certify that:

          1.          I have reviewed this quarterly report on Form 10-Q of Century Maintenance Supply, Inc.;

          2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                        a.          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                        b.          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                        c.          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                        a.          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                        b.          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.          The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ JOSEPH SEMMER

Joseph Semmer Chief Executive Officer

CERTIFICATIONS

          I, Richard E. Penick, certify that:

          1.          I have reviewed this quarterly report on Form 10-Q of Century Maintenance Supply, Inc.;

          2.          Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.          Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                        a.          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                        b.          evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                        c.          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                        a.          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                        b.          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.          The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ RICHARD E. PENICK

Richard E. Penick Chief Financial Officer, Vice President and Secretary