Form 10-K
period 2002-12-31
CENTURY MAINTENANCE SUPPLY INC
filed 2003-03-31
CIK 1068617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐	Not Applicable ☒

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

          The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant is $7,435,350, the assumed fair market value of the registrant’s Common Stock at June 30, 2002 as determined by the Board of Directors.

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

          As of March 28, 2003, the number of shares of the registrant’s Common Stock outstanding was 12,190,498.  The registrant’s Common Stock is not traded in a public market.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

PART I

          This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27-A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements include without limitation the words “believes,” “anticipates,” “estimates,” “intends,” “expects,” and words of similar import.  All statements other than statements of historical fact included in statements under “Item 1. Business,” “Item 2. Properties,” “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” include forward-looking information and may reflect certain judgements by management. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or the maintenance, repair and operations industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Certain potential risks and uncertainties that may affect the Company are set forth in the Company’s Registration Statement on Form S-4, as amended, effective January 21, 1999.  The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 1.          Business.

General

               Century Maintenance Supply, Inc., a Delaware corporation (“Century” or the “Company”), is a leading distributor of maintenance, repair and operations (“MRO”) supplies to the $2 billion multifamily apartment market.  Century offers a broad selection of high quality MRO items, with prompt, free delivery provided through the Company’s extensive distribution network.  The Company currently supplies over 5,400 name brand and private label items, including plumbing, hardware, electrical, HVAC and lighting products, to over 35,700 active customers in the United States.

               The Company markets its products to individual apartment maintenance managers as well as to larger property management companies which own and/or manage multiple apartment complexes.  Century provides free same-day or next-day delivery on virtually all orders by delivering its products via Company-operated trucks from 37 distribution centers which are strategically located in major metropolitan markets throughout the United States.  Additionally, the company services 18 other markets out of these distribution centers by Line Haul.  Line Haul delivery is the delivery of the product from a distribution center to another market by common carrier.  In many cases, the product is then delivered locally to the customer via Company-operated trucks.

Market Overview

               The Company operates in what it estimates to be the $10 billion MRO industry, which includes such end-users as apartments, hotels/motels, nursing homes, prisons, military installations, and schools and universities.  The Company currently markets substantially all of its products to the $2 billion multifamily apartment segment of this industry, focusing specifically on markets with at least 60,000 units and apartment complexes containing more than 50 units.  The Company services 37 such markets as of March 28, 2003.

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

               The property management industry is consolidating.  Over the past few years, the top 50 national apartment management companies have increased their share of apartment units managed.  In addition, property managers are joining national group purchasing organizations (“GPOs”), such as Buyers Access Group, to gain the increased buying power that large volume purchasing offers.  As a result of these trends, property management companies and

GPOs are increasingly purchasing MRO products from national suppliers who provide broad product selection, convenient ordering, reliable delivery and other value-added services.

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

Product Offerings

               The Company currently offers over 5,400 cataloged stock-keeping units (“SKUs”), providing a full range of MRO supplies to its customers, and continually monitors its product offering to ensure its customers’ needs are met.  The Company offers high quality name brand and private label products in the following core categories: (i) plumbing, (ii) hardware, (iii) HVAC equipment and parts, (iv) lighting, (v) electrical, (vi) appliances and parts, (vii) janitorial and (viii) pool items.

               Century’s product offering includes several private branded products which it believes provide it with a distinct competitive advantage in terms of tailored products and favorable pricing.  These products, which include Boss® janitorial supplies, Rio® ceiling fans, ChampionTM blinds, DuroGuard® air conditioning units, Comfort Range® air conditioning units, and Aspen® faucets accounted for 14.1% of sales in 2002.  The Company plans to continue to develop these products over the next few years.

               The Company currently distributes user-friendly catalogs with approximately 5,400 cataloged items.  Historically, the Company has added approximately 150 SKUs per year to its catalogs.  These products are usually recommended by local salespeople and then reviewed by a panel at Century’s headquarters.  Local distribution center managers have the flexibility to offer selected non-catalog items at their individual distribution centers.  For example, Century’s Denver distribution center stocks snow shovels and ice melt.

               The Company believes that its 5,400 catalogued SKUs represent those items that are most likely to meet the everyday and ongoing needs of the apartment MRO manager in the Company’s target market.  The Company’s core products represent the basic continuing requirements of the apartment maintenance person which change little from year to year.  Consequently, the Company attempts to minimize its exposure to product obsolescence.

Customers

               Century’s customers include local and regional apartment properties as well as larger property management companies.  The Company maintains over 35,700 active accounts, an increase of more than 19,000 over the past six years.  Century defines an active account as a property that generates two or more orders within a 12 month period.

               Century’s management believes its customer satisfaction is illustrated by the recurring revenues generated from its major accounts.  In 2002, sales to the Company’s top five customers increased by approximately 24.4% over the prior year.

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

Sales and Marketing

               Century’s marketing and sales strategy is based on providing the best possible quality service to its customers.  The Company’s combination of inside and outside salesforces provides it with what it believes to be a competitive advantage over competitors that take orders at a centralized location.

               Outside Sales Staff.  Century employs 166 commission-based local outside sales personnel, who are based at the Company’s distribution centers and are responsible for maintaining close customer relationships and generating new business through regular visits.  Each local outside salesperson typically makes 15-20 sales visits per day.  The outside sales force generally does not take customer orders, allowing it to focus on its core function.  In addition, the outside sales force provides customers with information on products and promotions, provides value-added services such as assistance with inventory management and training issues, and serves as the focal point for customer feedback.

               Inside Sales Force.  The Company employs 119 inside salespeople who are based locally or regionally and are primarily responsible for receiving customer orders and providing technical support.  Additionally, the inside salespeople provide customers with information on pricing and promotions as well as installation procedures and other critical characteristics which help them determine the products best suited to their specific needs.  The Company encourages customers to place all orders with the inside sales staff in order to allow the outside sales staff to focus on building customer relationships.  Providing a local/regional inside salesforce reinforces customer relations as customers usually place orders with the same group of salespeople who are familiar with the customers’ needs and order history.

               National Sales Force.  The Company employs nine salespeople who are responsible for fostering and maintaining relationships with national property management companies and GPOs.  The national sales force negotiates contract terms, including pricing and minimum purchase requirements.

               The Catalog.  The Century Maintenance Catalog includes over 5,400 SKUs and is annually distributed to over 60,000 active and prospective customers.  The catalogs are complete with drawings (of most products), specifications and pricing which facilitate the ordering process and help the customer select the appropriate product.

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

               Sales Terms.  Century’s sales terms are generally net 30 days for customers meeting its credit requirements.

Competition

               The Company believes that the principal competitive factors in the distribution of repair and maintenance products to the apartment housing market and similar markets are customer service, the quality of products offered, reliability of delivery, product pricing and sales relationships.

               The Company competes in each of its regional markets with a number of suppliers, including such national firms as Wilmar Industries, a division of Interline Brands, Inc., or Wilmar, Maintenance Warehouse/America Corp., or Maintenance Warehouse, an affiliate of the Home Depot, Inc., and Chad Supply, a regional distributor primarily in the Southeast United States.  Wilmar and Maintenance Warehouse are the Company’s most direct competitors in terms of product line and method of distribution.  The Company believes that it distinguishes itself from these national competitors with its local sales focus and direct delivery from its local distribution centers.  Management also believes that the Company’s strategies build a high degree of customer loyalty through its strong local market presence.  In addition, the Company competes with local or regional broad-line suppliers, specialty and industrial suppliers, other mail order catalog companies, retail home centers, and traditional hardware stores.

Distribution

               The Company delivers over 90% of its sales using its own fleet of trucks, the most of any major competitor.  Each truck is driven by an employee who has a working knowledge of the distribution center’s products and customers.  The Company operates its own fleet of trucks in order to maintain complete control of the delivery process, an approach that the Company’s management believes makes it the most reliable in the industry.  Management believes the additional cost Century spends on operating its trucks is minimal considering the value-added service it provides its customers.  Delivery is free for orders of $50 or more.  Furthermore, the industry trend toward increased order size will benefit companies like Century which operate their own fleet of trucks since each delivery person can carry more items at little or no additional cost.

               Typically, orders are placed via toll free or local telephone calls to one of the Company’s inside salespeople located in the nearest call center.  The inside salespeople confirm the availability of the product ordered and then enter customer orders into the fully-computerized order processing system.  In many locations, orders placed before 10:00 a.m. are delivered on the same day.  Orders placed before 5:00 p.m. are virtually always received by the customer on the following day.

Operations

               In managing its inventory, Century seeks to maintain a steady balance between providing the customer optimal service and limiting costs.  Century has several mechanisms in place to track, measure, replenish and optimize the use of inventory in all Company locations, including monthly tracking, physical counts, and cycle counting.  In 2002, the Company estimates that it maintained an average fill rate of over 97%.

               Century’s distribution centers are monitored monthly by the finance, operations, and purchasing departments at corporate headquarters.  Each center is measured on deliveries, credits, expenses, customer contact, total sales, inventory and surplus inventory dollars, and the percentage of non-catalog and “dead” stock product.  In addition, locations are graded on sales/inventory ratios and inventory turnover.  Furthermore, beginning in 1995, Century instituted a cycle count program.  Locations are required to physically count from 50 to 100 items four days per week, or approximately 200 days per year.

Suppliers and Purchasing

               Century currently purchases products from approximately 1,200 vendors.  In 2002, no Company vendor accounted for more than 7.4% of purchases in 2002, and the top ten vendors accounted for approximately 41.8% of total purchases.

               The Company’s use of volume purchasing has enabled it to benefit from favorable pricing and payment terms in the past.  The benefit the Company derives from volume-based terms is expected to increase as a result of increased sales volume and further realization of efficiencies.

               The Company’s management believes it has good relationships with its vendors and, to date, has not experienced any difficulty obtaining products in sufficient quantities at competitive prices.

MIS System

               Century’s management and information system is a comprehensive sales, order-entry, inventory and reporting system.

               The capabilities of the Century system allow the Company to analyze historical customer buying patterns, in addition to managing the sales, credit and collections, order-entry and financial reporting functions.  Optimal inventory levels are calculated real-time on a per SKU basis.

Government Regulation and Environmental Matters

               The Company and its customers are subject to Federal and state regulation in the United States, and some of the Company’s vendors are located overseas and are therefore subject to regulation by foreign governments.  The Company cannot predict the extent to which future legislative and regulatory developments concerning its practices and products may affect the Company.  The Company is also subject to numerous Federal, state and local laws and regulations relating to such matters as safe working conditions, fire hazard control and the handling and disposal of hazardous or infectious materials or substances and emissions of air pollutants.  The Company leases properties which are subject to environmental laws and regulations.  There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company’s business, financial condition or results of operations.  The Company believes it is currently in material compliance with all applicable laws and regulations.

Trademarks

               The Company is not able to register the trademarks “Century Maintenance Supply” or “Century” with the United States Patent and Trademark Office because a third party owns a federal registration for the mark “Century.”  The Company, at this time, is not prevented from using the Century name; however, it is possible that this third party could bring an infringement action against the Company for the use of the name.  If an infringement action were successful, it is possible that the Company would be prohibited from using the Century name on a regional, or possibly national, basis.

Employees

               As of March 28, 2003, the Company employed 956 full-time employees and 16 part-time employees.  None of the Company’s employees are represented by unions and the Company considers its employee relations to be good.

Where you can find more information

               Century files periodic reports with the Securities and Exchange Commission although Century is not subject to the reporting requirements of the Securities and Exchange Act of 1934.  You may read and copy the periodic reports that Century has filed or may file in the future at the SEC’s public reference facility in Room 1024, 450 Fifth Street, N.W., Washington, D.C.  20549.  Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.  The SEC maintains a web site that contains periodic reports and other information regarding the registrants that file electronically with the SEC at http://www.sec.gov.

Item 2.          Properties.

               The Company currently operates in 37 different geographic markets, each with a distribution center ranging in size from 12,000 to 114,000 square feet.  The Company leases all of its distribution centers, with lease expiration dates ranging from March 2003 to November 2007.  Management believes significant additional capacity can be added at minimal cost to most of the locations utilizing available contiguous space.

Item 3.           Legal Proceedings.

               The Company is party to lawsuits and other proceedings incidental to its business.  While the results of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect that ultimate liabilities, if any, will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Item 4.          Submission of Matters to a Vote of Security Holders.

               None.

PART II

Item 5.          Market for Registrant’s Common Equity and Related Stockholder Matters.

               There is no established public trading market for the Company’s Common Stock.  As of March 28, 2003, all of the Common Stock of the Company is held by 42 holders of record.

               The following is a summary of the transactions engaged in by the Company during the past three fiscal years involving sales of the Company’s securities that were not registered under the Securities Act:

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

               From January 1, 2000 through December 31, 2000, the Company granted non-qualified options to purchase an aggregate of 90,900 shares of Common Stock to its directors, officers and employees under the Company’s 1998 Nonqualified Stock Option Plan.  The options have an exercise price of $10.00 and vest over a three-year period.  The issuances were exempt from the registration requirements of the Securities Act either by virtue of (i) an exemption provided by Rule 701 promulgated under the Securities Act, or (ii) a “no-sale” theory under Section 5 of the Securities Act, since none of the optionees provided any consideration for the grants (the sale of the underlying option shares occurs only when the option is exercised and the purchase price for the shares is paid to the Company).

               No underwriter was employed with respect to any sales of securities of the Company in the transactions described above.  No commissions or fees were paid with respect to any such sales.

               The Company did not issue or sell any shares of Common Stock nor grant any options in 2001.

               From January 1, 2002 through December 31, 2002, the Company granted non-qualified options to purchase an aggregate of 124,500 shares of Common Stock to its directors, officers and employees under the Company’s 1998 Nonqualified Stock Option Plan.  The options have an exercise price of $11.00 and vest over a three-year period.  Additionally, the Company granted to Joseph Semmer in connection with his appointment as Chief Executive Officer in January 2002 a non-qualified option to purchase up to 190,000 shares of Common Stock.  40,000 shares subject to the option are immediately exercisable at an exercise price of $10.00 per share.  The remaining shares subject to the option become exercisable over a three-year period at exercise prices between $10.00 and $15.00 per share. The issuances were exempt from the registration requirements of the Securities Act, either by virtue of (i) an exemption provided by Rule 701 promulgated under the Securities Act, or (ii) a “no-sale” theory under Section 5 of the Securities Act, since none of the optionees provided any consideration for the grants (the sale of the underlying option shares occurs only when the option is exercised and the purchase price for the shares is paid to the Company).

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

               The Company has not paid cash dividends to its stockholders and does not intend to pay cash dividends to its stockholders in the foreseeable future.  See “Item 7. Management’s Discussion and Analysis of Financial

Condition and Results Operations—Liquidity and Capital Resources” for a discussion of restrictions on the Company’s ability to pay cash dividends.

Item 6.          Selected Financial Data.

               The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis and Results of Operations” and the consolidated financial statements of the Company as of December 31, 2001 and 2002 and for the three years in the period ended December 31, 2002, included elsewhere in this Annual Report on Form 10-K.  The Operating Data, Cash Flow Data and the Balance Sheet Data as of and for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 are derived from audited consolidated financial statements of the Company.  In 1998, the Company completed the Recapitalization (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Recapitalization”), which significantly affected 1998 financial data.

	Fiscal Year

	1998		1999		2000		2001		2002

Operating Data:
Net sales	$200,488		$231,382		$257,262		$277,470		$293,708
Cost of goods sold	145,710		167,770		185,829		203,544		213,148

Gross profit	54,778		63,612		71,433		73,926		80,560
Operating expenses:
Selling, general and administrative expenses (“SGA”)	30,198		36,458		41,316		45,652		48,486
Stock based compensation charges - SGA(a)	4,092		74		56		—		—
Recapitalization expenses(b)	7,982		—		—		—		—

Total operating expenses	42,272		36,532		41,372		45,652		48,486

Operating income	12,506		27,080		30,061		28,274		32,074
Interest expense(c)	5,327		9,310		9,681		7,586		4,753

Income before income taxes	7,179		17,770		20,380		20,688		27,321
Provision for income taxes(d)	5,380		6,970		7,928		7,639		10,325

Net income	$1,799		$10,800		$12,452		$13,049		$16,996

Other Financial Data:
EBITDA(e)	$13,569		$28,561		$31,775		$30,250		$33,735
Adjusted EBITDA(f)	$25,643		$28,635		$31,831		$30,250		$33,735
Adjusted EBITDA margin(g)	12.8%		12.4%		12.4%		10.9%		11.5%
Depreciation & amortization	$1,063		$1,481		$1,700		$1,976		$1,661
Capital expenditures	$938		$2,740		$1,770		$877		$1,373
Ratio of Adjusted EBITDA to interest expense	4.8	x	3.1	x	3.3	x	4.0	x	7.1	x
Ratio of total debt to Adjusted EBITDA	3.8	x	3.3	x	2.8	x	2.6	x	2.1	x
Other Data:
Distribution centers	32		36		37		37		37
Comparable center sales growth(h)	21.3%		12.4%		9.2%		7.4%		5.9%
Active customers(i)	27,300		30,500		31,250		33,830		35,700

	Fiscal Year

	1998	1999	2000	2001	2002

Cash Flow Data:
Net cash provided by (used in) operating activities	$(12,616)	$9,174	$6,064	$14,288	$14,845
Net cash used in investing activities	(865)	(3,993)	(1,770)	(877)	(1,373)
Net cash provided by (used in) financing activities	10,525	(5,325)	(7,789)	(12,645)	(14,033)
Balance Sheet Data:
Working capital	$37,921	$40,131	$37,478	$37,943	$31,448
Operating working capital(j)	38,877	42,732	47,574	50,773	50,039
Total assets	73,867	80,440	85,166	81,513	87,098
Redeemable preferred stock	37,309	42,908	44,509	51,063	52,711
Total debt	98,700	94,100	90,500	77,900	69,800
Stockholders’ (deficit)	(81,816)	(77,798)	(71,092)	(65,312)	(55,645)

(a)

1998 data reflects a charge of $4.1 million for the redemption of stock options as part of the Recapitalization for the difference between the redemption price and the exercise price of the stock options less any previously recognized charge related to the grant of the stock options.  1999 and 2000 charges reflect the cost of unexercised stock options purchased from terminated employees.

(b)	Transaction costs related to the Recapitalization that occurred in July of 1998.
(c)	Interest expense in 1998 through 2002 includes amortization of deferred financing fees.
(d)

As part of the Common Control Mergers (as defined in Item 7) the Company acquired certain operations that were not previously subject to federal income taxes.  Income from these operations subsequent to the Recapitalization are subject to federal income taxes.

(e)

EBITDA represents net income before depreciation and amortization, interest expense and income tax expense.  EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of profitability or liquidity.  The Company has included a measurement based on EBITDA because it is one way in which the Company monitors its performance and because it is commonly used by certain investors and analysts to (i) analyze and compare companies on the basis of operating performance, leverage and liquidity and (ii) determine a company’s ability to service debt.  EBITDA should not be considered as an alternative to, or more meaningful than, income from operations or cash flow as an indication of the Company’s operating performance, nor does it represent funds available for management’s discretionary use.  EBITDA presented by the Company may not be comparable to EBITDA defined and presented by other companies.

(f)

Adjusted EBITDA represents net income before depreciation and amortization, interest expense, income tax expense, recapitalization expenses and stock based compensation charges.  Adjusted EBITDA is not a measure of performance under accounting principles generally accepted in the United States of America, and should not be considered as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States of America, or as a measure of profitability or liquidity.  The Company has included a measurement based on Adjusted EBITDA because it is one way in which the Company monitors its performance and because it is commonly used by certain investors and analysts to (i) analyze and compare companies on the basis of operating performance, leverage and liquidity and (ii) determine a company’s ability to service debt.  In addition, certain covenants in the Certificate of Designation are based upon a concept similar to Adjusted EBITDA.  Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, income from operations or cash flow as an indication of the Company’s operating performance, nor does it represent funds available for management’s discretionary use. Adjusted EBITDA presented by the Company may not be comparable to Adjusted EBITDA defined and presented by other companies.
(g)	Represents ratio of Adjusted EBITDA to net sales.
(h)	1998 does not include centers acquired through the Nationwide Acquisition (as described below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”).
(i)	Includes those customers who have placed at least two orders over the previous 12 month period.
(j)	Operating working capital represents current assets, excluding cash, less current liabilities, excluding the current portion of long-term debt.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

               Century has grown through a combination of increasing sales at its existing distribution centers, by opening new distribution centers and through the acquisition of Nationwide Apartment Supply, Inc. and Champion Blind and Drapery, Inc.  As part of its strategy of expanding into new geographic markets, the Company opened 22 new distribution centers from 1994 through 2002.  Historically, a typical center breaks even within three years of opening, and operating margins continue to improve as the center’s revenue grows.  In July 1997, the Company acquired Nationwide, which added 11 distribution centers principally in the midwestern United States, three of which were consolidated into existing Century centers.  In April 1999, the Company acquired Champion Blind and Drapery, Inc. for a cash price of $1,550,000.  Champion added three fabrication centers, allowing the company to add another value-added service.

Recent Developments

               On March 17, 2003, the Company entered into an asset purchase agreement with Project Lighting Company, Inc. to acquire certain operating assets including accounts receivables, inventory, and equipment and machinery.  The purchase price was approximately $3.51 million, which was paid in cash and resulted in approximately $1.15 million in goodwill to be recorded in fiscal year 2003.  The historical operations of Project Lighting Company, Inc. for the periods prior to the asset purchase are not material to the operations of the Company.

The Recapitalization

               On July 8, 1998, the Company completed a recapitalization (the “Recapitalization”) pursuant to which  affiliates of Freeman Spogli & Co. LLC (“FS&Co.”) invested $67.5 million, a director of the Company invested $750,000, and a third party, The Parthenon Group, invested $125,000, in cash for common stock of the Company (the “Common Stock Investment”) and stockholders of the Company (the “Continuing Stockholders”) retained Common Stock with a value of $54.2 million (based on the valuation of the Company used in the Recapitalization).  As part of the Recapitalization, shares of Series A 13¼% Senior Exchangeable PIK Preferred Stock due 2010 of the Company (the “Initial Preferred Stock”)  with an aggregate liquidation preference of $28.0 million were sold in a private placement to institutional investors.  In addition, shares of Series B 13¼% Senior Exchangeable Preferred Stock of the Company with an aggregate liquidation preference of $12.0 million were sold to FS&Co. and Dennis C. Bearden, the Company’s Chief Executive Officer at the time of the Recapitalization, in a private placement that was consummated simultaneously with the sale of the Initial Preferred Stock (the “Private Placement” and, together with the sale of the Initial Preferred Stock, the “Sales of Preferred”).  Immediately following consummation of the Recapitalization, FS&Co. and the Continuing Stockholders beneficially owned approximately 55.1% and 44.2% of the outstanding Common Stock of the Company, respectively, and FS&Co. and Mr. Bearden beneficially owned 10.0% and 20.0%, respectively, of the outstanding preferred stock of the Company.

               On July 8, 1998, the Company entered into a credit agreement (the “Credit Facility”) providing for a $100.0 million secured term loan facility (the “Term Loan Facility”), which was funded in connection with the consummation of the Recapitalization, and a $25.0 million revolving loan facility (the “Revolving Credit Facility”).  The Revolving Credit Facility will be available to the Company and its subsidiaries (i) for future working capital and general corporate purposes, (ii) to finance certain permitted acquisitions, and (iii) for issuing commercial and standby letters of credit.

               The sale of the Initial Preferred Stock and the Private Placement and the application of the net proceeds from each, the payments to the Continuing Stockholders and to option holders under the Recapitalization Agreement, the Common Stock Investment and the related borrowings under the Credit Facility are collectively referred to herein as the “Recapitalization.”

               On February 19, 1999, the Initial Preferred Stock was exchanged for Century’s Series C 13¼% Senior Exchangeable PIK Preferred Stock (the “Exchange Preferred Stock”), which was registered under the Securities Act pursuant to Century’s Registration Statement on Form S-4, as amended, effective January 21, 1999.

Results of Operations

               The following tables set forth, for the periods indicated, certain income and expense items expressed in dollars and as a percentage of the Company’s net sales.

	Fiscal Year

	2000	2001	2002

Net sales	$257,262	$277,470	$293,708
Cost of goods sold	185,829	203,544	213,148

Gross profit	71,433	73,926	80,560
Selling, general and administrative expenses (“SGA”)	41,316	45,652	48,486
Stock compensation charges - SGA	56	—	—

Total operating expenses	41,372	45,652	48,486
Operating income	30,061	28,274	32,074
Interest expense	9,681	7,586	4,753

Income before income taxes	20,380	20,688	27,321
Provision for income taxes	7,928	7,639	10,325

Net income	$12,452	$13,049	$16,996

	Fiscal Year

	2000	2001	2002

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	72.2	73.4	72.6

Gross profit	27.8	26.6	27.4
Selling, general and administrative expenses (“SGA”)	16.1	16.5	16.5
Stock compensation charges - SGA	0.0	0.0	0.0

Total operating expenses	16.1	16.5	16.5
Operating income	11.7	10.2	11.0
Interest expense	3.8	2.7	1.6

Income before income taxes	7.9	7.5	9.3
Provision for income taxes	3.1	2.8	3.5

Net income	4.8%	4.7%	5.8%

              Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

              Net sales for fiscal 2002 were $293.7 million, an increase of $16.2 million or 5.9% over fiscal 2001.  This increase in net sales was primarily due to comparable center growth, a deeper penetration of management companies and increased sales from sales initiatives introduced in prior periods.

                The Company’s gross profit for fiscal 2002 was $80.6 million, an increase of $6.6 million or 9.0% over fiscal 2001.  This increase in gross profit was primarily due to the increase in net sales as discussed above.  As a percentage of net sales, the Company’s gross profit increased to 27.4% in fiscal 2002 from 26.6% in fiscal 2001.  This increase was primarily due to product mix and lower procurement cost.

              Selling, general and administrative expense, consisting primarily of payroll, occupancy and vehicle expenses totaled $48.5 million in fiscal 2002, an increase of $2.8 million or 6.2% over fiscal 2001.  As a percentage of net sales, selling, general and administrative expense remained unchanged at 16.5% in fiscal 2002 and fiscal 2001.  This increase was primarily due to an increase in payroll and payroll related expenses attributable to an increase in wage levels and an increase in employee related insurance cost.

              Interest expense for fiscal 2002 was $4.8 million, a decrease of $2.8 million or 37.3% from fiscal 2001, due to a decrease in market interest rates and average outstanding balance owed on the Company’s credit facility.

              Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

              Net sales for fiscal 2001 were $277.5 million, an increase of $20.2 million or 7.9% over fiscal 2000.  This increase in net sales was primarily due to comparable center growth and the opening of a new distribution center in Salt Lake City.

              The Company’s gross profit for fiscal 2001 was $73.9 million, an increase of $2.5 million or 3.5% over fiscal 2000.  This increase in gross profit was primarily due to the increase in net sales as discussed above.  As a percentage of net sales, the Company’s gross profit decreased to 26.6% in fiscal 2001 from 27.8% in fiscal 2000.  The decrease in gross profit percentage was primarily due to a $1.0 million charge to inventory obsolescence in the fourth quarter of 2001 related to the Company’s efforts to customize inventory at individual locations.

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

              Interest expense for fiscal 2001 was $7.6 million, a decrease of $2.1 million or 21.6% from fiscal 2000, primarily due to a decrease in market interest rates and average outstanding balances owed on the Company’s credit facility.

Liquidity and Capital Resources

              The Company’s primary capital requirements have been the funding of its continued distribution center expansion program, inventory requirements and the development and implementation of customized information systems.  The Company has financed its growth through a combination of internally generated funds and borrowings.

              In fiscal 2002, net cash provided by operating activities was $14.8 million due primarily to increasing sales volume.  Net cash used in investing activities in fiscal 2002 was $1.4 million and was comprised of capital expenditures.  Net cash used in financing activities in fiscal 2002 was $14.0 million, comprised primarily of repayments of long-term debt and the repurchase of preferred stock offset by net borrowings under our revolving line of credit.

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

              In fiscal 2000, net cash provided by operating activities was $6.1 million due primarily to increasing sales volume. Net cash used in investing activities in fiscal 2000 was $1.8 million and was comprised of capital expenditures.  Net cash used in financing activities in fiscal 2000 was $7.8 million, comprised primarily of repayments of long-term debt, the purchase of preferred stock and the exercise of stock options.

              The Company currently anticipates that its capital expenditures, excluding potential acquisitions, for 2003 and 2004 will be approximately $2.0 million in each year.  Inventories, net of allowances, were $39.6 million as of December 31, 2002 and $35.9 million at December 31, 2001.  In order to meet the needs of its customers, the Company must maintain inventories sufficient to permit same day or next day filling of most orders.  The Company anticipates that its inventory levels will continue to increase primarily to support higher sales volumes and new center openings.  Trade accounts receivable, net of allowances were $29.2 million at December 31, 2002 and $26.6 million at December 31, 2001.  The Company generally offers 30-day credit terms to its customers.  The Company’s working capital requirements are typically higher in the second and third quarters to meet seasonal demand.  This is due primarily to the fact that more people move during the summer months when school is out, causing apartment managers to purchase more supplies to make apartments ready for new occupants.  Also, hot summer months translate into a higher volume of HVAC sales due to the need for air conditioning parts.

              The Company has outstanding indebtedness consisting of borrowings of $64.3 million under the Term Loan Facility.  The Company has access to a total of $25.0 million through the Revolving Credit Facility.  As of March 28, 2003, the Company had $6.5 million in outstanding borrowings under the Revolving Credit Facility.  The Tranche A Term Facility will mature on July 8, 2003 and the Tranche B Term Facility will mature on July 8, 2005.  Annual required principal payments on the Term Loan Facility are$18.8 million, $28.5 million and $17.0 million over the next three years.  The Revolving Credit Facility will mature on September 30, 2003.  The interest rate under the Credit Facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 2.75% (for the Tranche B Term Facility) per annum or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and 1.75% (for the Tranche B Term Facility) per annum.  Pursuant to the terms of the credit facility, because the Company achieved certain performance goals, rates under the Tranche A Term Facility and the Revolving Credit Facility and the commitment fee have been reduced in increments as agreed.  At March 28, 2003 the interest rate for the Revolving Credit Facility was 5.25%, the Tranche A Facility was 3.4375% and the Tranche B Facility ranges from 4.125% to 4.1875%.  A commitment fee of 0.375% per annum will be charged on the unused portion of the Credit Facility.  The loans under the Credit Facility are collateralized by a first priority security interest in substantially all tangible and intangible assets of the Company and its subsidiaries (including the capital stock of the Company’s subsidiaries).  We are currently in the process of negotiating the refinancing of both the Term Loan Facility and the Revolving Credit Facility.

              Borrowings under the Credit Facility are required to be prepaid with (a) 75% (or 50% upon satisfaction of a debt to adjusted EBITDA ratio) of the Company’s Excess Cash Flow, (b) 100% of the net proceeds of issuances of debt obligations of the Company and its subsidiaries, (c) 100% of the net cash proceeds from asset dispositions of the Company and its subsidiaries, (d) 50% of the net proceeds of issuances of equity of the Company and its subsidiaries, except that if an equity issuance occurs other than as part of a Public Equity Offering (as defined) of the Company’s Common Stock, then 100% of the net proceeds of such offering are required to be applied to prepay the Credit Facility, and (e) 100% of the net proceeds from insurance recoveries over $1.0 million and condemnations, after application of such insurance recoveries or condemnation proceeds to repair the property involved.  “Excess Cash Flow,” for any period, means EBITDA (as defined) for such period, less the sum of (a)(i) permitted capital expenditures, (ii) taxes, (iii) consolidated interest expense, (iv) increases in Adjusted Working Capital (as defined) for such period, (v) scheduled and mandatory payments of debts, (vi) voluntary prepayments of the Term Loan Facility, (vii) payments in connection with purchases of the Company’s Capital Stock; (viii) cash consideration paid for certain permitted acquisitions (but excluding cash consideration funded by a borrowing under the Revolving Credit Facility), and (ix) cash dividends paid on the Exchange Preferred Stock to the extent permitted by the Credit Facility, plus the sum of:  (b)(i)  decreases in adjusted working capital for such period, (ii) refunds of taxes paid in prior periods, and (iii) proceeds of certain indebtedness.

              The Credit Facility contains covenants restricting the ability of the Company and the Company’s subsidiaries to, among other things, (i) incur additional debt, (ii) declare dividends or redeem or repurchase capital stock, (iii) prepay, redeem or purchase debt, (iv) incur liens, (v) make loans and investments, (vi) make capital expenditures, (vii) engage in mergers, acquisitions and asset sales and (viii) engage in transactions with affiliates.  The Company is also required to comply with financial covenants with respect to (a) limits on annual aggregate capital expenditures, (b) a fixed charge coverage ratio, (c) a maximum leverage ratio, (d) a minimum EBITDA and (e) an interest coverage ratio.  The Credit Facility has been subsequently amended to provide the Company more flexibility in meeting the maximum leverage ratio, interest coverage ratio, fixed charge ratio, and minimum EBITDA covenants thereunder.  The Company is in compliance, as of March 28, 2003, with the provisions of the Credit Facility.

              In 1998, the Company issued 280,000 shares of its Initial Preferred Stock with an aggregate liquidation preference of $28.0 million, and 120,000 shares of preferred stock issued pursuant to the Private Placement, with an aggregate liquidation preference of $12.0 million.  On February 19, 1999, the Initial Preferred Stock was exchanged for the Company’s Series C 13¼% Senior Exchangeable PIK Preferred Stock due 2010 which has been registered under the Securities Act pursuant to the Company’s Registration Statement on Form S-4, as amended, effective January 21, 1999 (File Number 333-62635).  At the election of the Company, dividends on the Exchange Preferred Stock may be paid in kind until July 1, 2003 and thereafter must be paid in cash.  Since January 1, 1999, the Company has issued 287,282 shares of additional preferred stock as payment-in-kind for dividends on the Exchange Preferred Stock.  The Credit Facility currently prohibits the payment of cash dividends on the Exchange Preferred Stock.  The Exchange Preferred Stock is mandatorily redeemable upon a change of control and on July 1, 2010.  In September 2000 and August 2002, the Company repurchased 51,573 and 60,001 shares of its redeemable exchangeable preferred stock for $3,906,655 and $5,700,095, respectively.

              Under the terms of the Exchange Preferred Stock, at the election of the Company, dividends may be paid in kind until July 1, 2003 and thereafter must be paid in cash commencing in January 2004.  Under the Credit Agreement, the Company may only pay cash dividends if its meets specified financial ratios.  Based on current projections, the Company believes that it is likely that it will not be permitted by the Credit Agreement to pay cash dividends to the holders of the Exchange Preferred Stock when required by the terms of the Exchange Preferred Stock.  In the event that the Company is unable to pay cash dividends to the holders of Exchange Preferred Stock for six or more periods (whether or not consecutive), the sole remedy of the holders is the ability to elect two members to the Company’s Board of Directors.

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

New Accounting Standards

              In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method is prohibited.  SFAS No. 142, “Goodwill and Other Intangible Assets,” supersedes Accounting Principles Board (“APB”) opinion No. 17, “Intangible Assets.”

              SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment.  The Company adopted this statement during the first quarter of 2002.  Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill.  Amortization expense related to goodwill was $192,231 and $229,214 for 2000 and 2001, respectively.

              In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets.  The Company adopted this statement during the first quarter of 2002.  The adoption of this statement had no significant effect on our consolidated financial position or results of operations.

              In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64 to require that gains and losses from the extinguishment of debt generally be classified within continuing operations.  The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002.  Management does not believe the adoption will have a significant impact on the Company’s financial statements.

              In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity.”  This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at a date of a commitment to an exit or disposal plan.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002.  Management does not believe that the adoption of SFAS 146 will have a significant impact on the Company’s financial statements.

              In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.  This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require revised disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.  The Company has adopted the new disclosure requirements for its fiscal year ended December 31, 2002.

              At December 31, 2002, the company has two stock-based employee compensation plans, which are described more fully in Note 7.  The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25 Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Critical Accounting Policies

Revenue Recognition

              Inherent in the Company’s revenue recognition policy is the determination of the collectibility of amounts due from its customers, which requires the Company to use estimates and exercise judgment.  The Company generally provides for allowance for doubtful accounts as a percentage of sales based on the management’s projection of uncollectible accounts and current market conditions.  The Company routinely monitors its customers’ payment history and current credit worthiness to determine that collectibility is reasonably assured and to evaluate adequacy of the balance of its allowance for doubtful accounts.  Changes in the financial condition of the Company’s customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.

Inventories

              The Company’s inventory is a significant component of current assets and is stated at the lower of cost or market.  The Company periodically reviews inventory quantities on hand and records provisions for excess or obsolete inventory based primarily on its estimated forecast of product demand and market conditions in the multifamily apartment market.  Generally, the Company’s products are durable goods that are not overly sensitive to technological developments.  However, significant or unanticipated changes to the Company’s forecasts of these items such as efforts to customize inventory at individual locations, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risks.

              Quantitative Disclosures.  The Company is exposed to certain market risks inherent in its financial instruments.  These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to the Company’s acquisitions of related businesses.  Certain of the Company’s financial instruments are fixed rate, short-term investments which are held to maturity.  The Company is subject to interest rate risk on its existing long-term debt and any future financing requirements.  The Company’s variable rate debt relates to borrowings under the Credit Facility (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).

              The following table presents the future principal cash flows and weighted-average interest rates expected on Century’s existing long-term debt instruments.

Principal (Notional) Amount by Expected Maturity Date
(as of December 31, 2002)
(in Thousands)

	Fiscal 2003	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total	Fair Value at Dec 31, 2002

Long-term Debt, including current portion
Variable Rate Debt	$7,000	$—	$—	$—	$—	$—	$7,000	$7,000
Interest Rate	LIBOR+2.50%
Long-term Debt, including current portion
Variable Rate Debt	$11,800	$28,500	$17,000	$—	$—	$—	$57,300	$57,300
Interest Rate	LIBOR+2.75%	LIBOR+2.75%	LIBOR+2.75%

               Qualitative Disclosures.  The Company’s primary exposure relates to (1) interest rate risk on long-term and short-term borrowings, (2) the Company’s ability to pay or refinance long-term borrowings at maturity at market rates, (3) the impact of interest rate movements on the Company’s ability to meet interest expense requirements and exceed financial covenants and (4) the impact of interest rate movements on the Company’s ability to obtain adequate financing to fund future acquisitions.  The Company manages interest rate risk on its outstanding long-term and short-term debt through the use of variable rate debt.  While the Company cannot predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management evaluates the Company’s financial position on an ongoing basis.

Item 8.          Financial Statements and Supplementary Data.

               See the Index included at “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.”

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               None.

PART III

Item 10.          Directors and Executive Officers of the Registrant.

               The following table sets forth information regarding the executive officers and directors of the Company as of March 28, 2003:

Name	Age	Position with the Company

Dennis C. Bearden	52	Chairman of the Board and Director
Joseph Semmer	66	Chief Executive Officer and Director
Richard E. Penick	46	Chief Financial Officer and Director
Mark J. Doran	39	Director
William C. Johnson	63	Director
Jon D. Ralph	38	Director
J. Frederick Simmons	48	Director
Ronald P. Spogli	55	Director

               Dennis C. Bearden has served as a director of the Company since the Company’s inception in 1988.  Mr. Bearden also served as the Chief Executive Officer of the Company from 1988 to January 2002.  Mr. Bearden entered the multifamily apartment market in 1973 by forming Century Airconditioning Supply, Inc., which sold air conditioning components to apartment communities in the Houston area.

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

               Ronald P. Spogli has served as a director of the Company since July 1998.  Mr. Spogli is a founding partner  of an affiliate of FS&Co., which he founded in 1983, where his responsibilities include analyzing potential investments and participating in strategic and financial initiatives as they relate to portfolio companies.  Mr. Spogli also serves on the Boards of Directors of AFC Enterprises, Inc., Galyan’s Trading Company, Inc., Hudson Respiratory Care Inc. and Advance Auto Parts, Inc.

               Directors of the Company are elected annually and hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.  The Board of Directors has no current or proposed committees.

               Executive Officers are elected by, and serve at the discretion of the Board of Directors.  The Company has entered into employment agreements with certain of its executive officers.  See “Employment Agreements with Messrs. Bearden and Penick.”  There are no family relationships among any of our directors or executive officers.

Item 11.          Executive Compensation.

               The following table sets forth the compensation earned by the Company’s Chief Executive Officer and the two other most highly compensated executive officers who earned salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2000, 2001 and 2002 (collectively, the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards

Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation(1)	Securities Underlying Options/SARs		All Other Compensation(2)

Joseph Semmer (3)	2002	$184,615	$—	$—	190,000	(4)	$7,108
Chief Executive Officer	2001	—	—	—	—		—
	2000	—	—	—	—		—
Richard E. Penick	2002	$125,000	$5,000	$—	8,000	(4)	$12,750
Chief Financial Officer	2001	115,000	—	—	—		12,100
	2000	115,000	—	—	4,800	(4)	228,783
Don R. Hodina (5)	2002	$48,881	$—	$—	—		$5,484
Chief Operating Officer	2001	150,000	—	—	—		11,615
	2000	146,344	—	—	—		12,750

(1)

During 2002, no Named Executive Officer received perquisites and other personal benefits, securities or property in an aggregate amount in excess of the lesser of $50,000 or 10% of the total of such Officer’s salary and bonus nor did any such Officer receive any restricted stock award or stock appreciation right.

(2)

Represents (a) the annual lease table value of company car and matching contributions by the Company under its 401(k) plan, in the amount of $12,750 in 2000 and 2002 and $12,100 in 2001 for Mr. Penick, $5,484, $11,615 and $12,750 for 2000, 2001 and 2002, respectively, for Mr. Hodina and an auto allowance in the amount of $7,108 for Mr. Semmer for 2002, and (b) the value of options under the Company’s 1997 Stock

Incentive Plan that were exercised by Mr. Penick in July 2000 in the amount of $216,033. See “—Stock Option Plan—1997 Stock Incentive Plan.”
(3)	Mr. Semmer was hired as the Chief Executive Officer of the Company on January 21, 2002.
(4)	Represents Options granted under the 1998 Nonqualified Stock Option Plan in 2000 and 2002.
(5)	Mr. Hodina resigned as Chief Operating Officer of the Company in June 2002.

Option Grants in the Last Fiscal Year

               The following table sets forth information concerning options granted to each of the named executive officers during the year ended December 31, 2002:

	OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants				Grant Date Value

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	Grant Date Present Value

Joseph Semmer	190,000	60.4%	$10 - $15	01/09	$273,600
Richard E. Penick	8,000	2.5%	$11	12/09	$10,560

Aggregated Option Exercises and Fiscal Year-End Option Values

               The following table sets forth information with respect to option exercises during the year ended December 31, 2002 and the number and value of exercisable and unexercisable options held as of December 31, 2002 by each of the Named Executive Officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-the-Money Options at December 31, 2002(1)

			Exercisable	Unexercisable	Exercisable	Unexercisable

Joseph Semmer	—	—	40,000	150,000	$40,000	$25,000
Richard E. Penick	—	—	10,800	50,000	$8,800	$44,000

(1)	Value is determined by subtracting the exercise price from the fair market value of a share of Century’s Common Stock, which as of December 31, 2002 was $11.00, as determined by the Company.

Employment Agreements with Messrs. Bearden and Penick

               On July 8, 1998, the Company entered into employment agreements with Dennis C. Bearden and Richard E. Penick, and a noncompete agreement with Mr. Bearden (which noncompete agreement  also binds Century Airconditioning Supply, Inc. and Air Management Supply, Inc.  See “Item 13.  Certain Relationships and Related Transactions—Noncompete Agreement”).  Mr. Bearden and Mr. Penick receive an annual base salary in the amount of $23,654 and $135,000, respectively, as well as an annual cash bonus (either pursuant to a bonus or incentive plan of the Company or otherwise) in an amount to be determined by the Board (or a committee thereof) in its sole discretion.  Pursuant to the employment agreements, in the event that employment is terminated by the Company without “cause” (as defined therein), or if the employee resigns for “good reason” (as defined therein), the Company will be required to pay such employee’s base salary (and to continue certain benefits) for 24 months, and to pay a portion of the employee’s annual bonus, based on the previous year’s bonus, accrued up to the date of termination.  In addition, in the event that employment is terminated by the Company without “cause” or if the employee resigns for “good reason,” and a Change in Control (as defined therein) of the Company has occurred within the two year period preceding such date of termination, then, in addition to the obligations of the Company to continue such employee’s benefits and to pay the portion of the employee’s annual bonus as described above, but in lieu of the Company’s obligation to continue to pay such employee’s base salary for the 24-month period following such date of termination, the Company shall be required to pay to the employee, in a lump sum in cash within 30 days after the date of such termination, an amount equal to two times the sum of the employee’s base salary (as in effect on the date of termination or such higher rate as may have been in effect at any time during the 90 day period preceding the date of termination) and the annual bonus paid to such employee for the Company’s last full fiscal year.  The employment agreements also impose restrictions relating to the disclosure of confidential information and prohibit the employee from knowingly becoming involved in a conflict of interest with the Company.

Compensation of Directors

               Directors of the Company receive no compensation as directors.  Directors are reimbursed for their reasonable expenses in attending meetings.

Retirement Plan

               Employees of the Company may contribute to a 401(k) plan.  Employees must have 12 months of service and must have attained age 21 to be eligible to participate in the 401(k) plan and may contribute a minimum of 2.0%, up to a maximum of 15.0% of their annual compensation.  The Company matches contributions at a rate of 50.0% for contributions by the employee, up to 8.0% of such employee’s compensation.  The Company contributed approximately, $382,000, $492,000 and $528,000 in 2000, 2001 and 2002 respectively, as matching funds to the plan.  No discretionary, lump-sum contributions were made in 2000, 2001 and 2002.

Compensation Committee Interlocks and Insider Participation

               The Board of Directors of the Company determines the compensation of the executive officers.

Stock Option Plan

               1997 Incentive Stock Plan

               In July 1997, the Company established the 1997 Incentive Stock Plan (the “Stock Option Plan”), pursuant to which options may be granted to eligible employees of the Company or its subsidiaries for the purchase of an aggregate of 1,000,000 shares of Common Stock of the Company.  The Stock Option Plan is administered by the Board of Directors (the “Board”).  The Board has the power to determine which eligible employees will receive stock option rights, the timing and manner of the grant of such rights, the exercise price, the number of shares to be covered by the option, and the type and terms of the options.  The Board may, at any time, terminate or amend the Stock Option Plan, provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options.  All outstanding options under the Stock Option Plan were exercised on July 1, 2000.  See “Item 13. Transactions with Management.”

               1998 Nonqualified Stock Option Plan

               In July 1998, the Company adopted the 1998 Nonqualified Stock Option Plan, (the “Nonqualified Stock Option Plan”), pursuant to which options may be granted to eligible employees of the Company for the purchase of an aggregate of 1,642,500 shares or 13% of Common Stock of the Company.  The Nonqualified Stock Option Plan is administered by the Board.  The Nonqualified Stock Option Plan and each outstanding option thereunder are subject to termination in the event of a change in control of Century, as more particularly described in the Nonqualified Stock Option Plan.  In addition, all options granted pursuant to the Nonqualified Stock Option Plan terminate 30 days after termination of employment (unless termination was for cause, in which event an option terminates immediately) or 180 days in the event of termination due to death or disability.  The sale of shares received upon the exercise of options are subject to rights of refusal first in favor of the Company and then in favor of Mr. Bearden and FS&Co., on a pro rata basis.  In addition, any shares received upon exercise of an option are subject to a repurchase right in favor of the Company at the greater of cost or book value for a period of six months after termination of the optionee’s employment (provided, that if employment is terminated due to death or disability, such shares shall be repurchased for fair market value as determined in good faith by the Board).  Shares received upon the exercise of options are subject to certain obligations to sell at the request of FS&Co., should FS&Co. propose to sell all or a substantial portion of its interest in the Company to a third-party buyer (with the purchase terms for the optionee and FS&Co. to be identical), or should the optionee’s employment or other relationship with the Company terminate.  Such shares also possess certain co-sale rights in favor of the optionee should FS&Co. propose to sell all or any portion of its interest in the Company to a third-party buyer, upon the same terms as those offered by such buyer to FS&Co.  The rights of first refusal, repurchase rights and co-sale rights will terminate upon the Company’s initial public offering.

               Options to purchase 5.0% of the initial outstanding shares of Century’s Common Stock (“Time Vesting Options”), which can be granted in 1.0% annual increments, would vest over a three-year period from date of grant in equal annual installments or, alternatively, granted options will vest in full upon a sale of the Company.  Time Vesting Options will terminate on the seven-year anniversary of the grant date.  These options will be granted at an exercise price equal to the then estimated fair market value of the Company’s Common Stock (as determined by the Board).  As discussed below, the Company granted a portion of these Time Vesting Options on June 15, 2000 to certain employees to purchase 90,900 shares of Common Stock of the Company at an exercise price of $10.00 per share with an expiration date of seven years after the date of grant.  These Time Vesting Options vest over a three-year period, with the first vesting date occurring on July 9, 2000 and all options vesting in full on July 9, 2002.  No compensation expense was recorded at the date of grant of these Time Vesting Options.  In addition, options to purchase 50,000 shares of the Company’s Common Stock at an exercise price of $10.00 per share were granted to Mr. Johnson, who became a director of the Company in July 1998, which options were fully vested on the date of grant.

               Options to purchase approximately 6.5% of the initial outstanding shares of the Company’s Common Stock at an exercise price of $10.00 per share (“Performance Options”) are earned in installments based upon satisfaction of financial performance targets over a four-year period.  The Performance Options will terminate on the seven-year anniversary of the grant date.

               In addition, options to purchase approximately 1.5% of the initial outstanding shares of the Company’s Common Stock at an exercise price of $10.00 per share (“Bearden Performance Options”) have been granted to Mr. Bearden and are earned in installments based upon satisfaction of financial performance targets over a three-year period.  However, the Bearden Performance Options will not become exercisable until one year after the vesting date, which is the same date such options are earned (except in the event of a sale of the Company, in which case the one year delay will become inapplicable), and will terminate on the seven-year anniversary of the grant date.

               On January 21, 2002, the Company granted to Joseph Semmer, Century’s newly appointed Chief Executive Officer, a non-qualified option to purchase up to 190,000 shares of Common Stock.  40,000 shares subject to the option are immediately exercisable at an exercise price of $10.00 per share.  The remaining shares subject to the option become exercisable over the next three years on the anniversary of the date of grant at exercise prices between $10.00 and $15.00 per share.  The option will terminate on the seven-year anniversary of the grant date.

               In October 2002, the Company granted non-qualified options to purchase an aggregate of 124,500 shares of Common Stock to its directors, officers and employees under the Company’s 1998 Nonqualified Stock Option Plan.  The options have an exercise price of $11.00 and vest over a three-year period.

               As of December 31, 2002, options representing the right to purchase an aggregate of 723,700 shares of the Company’s Common Stock have been granted under the Option Plan to individuals other than the Named Executive Officers set forth in the table above.  433,000 of these options are Performance Options and 290,700 of these options are Time Vested Options, as described above.

Item 12.          Security Ownership of Certain Beneficial Owners and Management.

               The following table sets forth certain information, as of March 28, 2003, with respect to the beneficial ownership of capital stock of the Company by (i) each person who beneficially owns more than 5% of such shares, (ii) each of the Named Executive Officers, (iii) each director of the Company and (iv) all of the Named Executive Officers and directors of the Company as a group.

               Beneficial ownership is determined in accordance with the rules of the SEC.  In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, the shares of Common Stock subject to options and warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 28, 2003 are deemed outstanding, while these shares are not deemed outstanding for computing percentage ownership of any other person.  Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  The address for those individuals for which an address is not otherwise indicated is c/o Century Maintenance Supply, Inc., 10050 Cash Road, Suite 1, Stafford, Texas 77477.

               The percentages of Common Stock and Series B Preferred Stock beneficially owned are based on 12,190,498 shares of Common Stock and 213,236.78 shares of Series B Preferred Stock outstanding as of March 28, 2003.

Name of Beneficial Owner	Shares of Common Stock	Percent of Class	Shares of Series B Preferred Stock		Percent of all Preferred Stock Outstanding

Freeman Spogli & Co. LLC(1)	6,912,501	55.8%	71,078.93	(7)	12.3%
Ronald P. Spogli(1)
J. Frederick Simmons(1)
Mark J. Doran(1)
Jon D. Ralph(1)
Dennis C. Bearden(2)	3,749,999	30.3%	142,157.85	(7)	24.7%
Joseph Semmer(3)	110,004	0.9%	—		—
Don R. Hodina	—	—	—		—
Richard E. Penick(4)	61,165	0.5%	—		—
William C. Johnson(5)	127,083	1.0%	—		—
All Named Executive Officers and directors of the Company as a group (8 individuals)(6)	10,960,752	88.4%	213,236.78	(7)	37.0%

(1)

Represents shares of Common Stock that are held of record by FS Equity Partners IV, L.P. (“FSEP IV”).  As general partner of FSEP IV, FS Capital Partners LLC (“FS Capital LLC”) has the sole power to vote and dispose of the shares owned by FSEP IV.  Messrs. Spogli, Simmons, Doran and Ralph and Bradford M. Freeman, William M. Wardlaw, John M. Roth, Charles P. Rullman and Todd W. Halloran are the sole managing members of FS Capital LLC, and, as such, may be deemed to be the beneficial owners of the shares of the Common Stock and rights to acquire the Common Stock owned by FSEP IV.  The business address of Freeman Spogli & Co.  LLC, FSEP IV, FS Capital LLC, and its sole managing member is 11100 Santa Monica Boulevard, Suite 1900, Los Angeles, California 90025.

(2)	Consists of 3,749,999 shares of Common Stock held by Century Airconditioning Supply, Inc., an entity that is wholly-owned by Mr. Bearden.
(3)	Includes 90,004 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days of March 28, 2003.

(4)	Includes 10,800 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days of March 28, 2003.
(5)	Includes 52,083 shares of Common Stock issuable upon the exercise of options which are exercisable within 60 days of March 28, 2003.
(6)

Includes 6,912,501 shares of Common Stock and 71,078.93 shares of Series B Preferred Stock held by affiliates of Freeman Spogli & Co. LLC and 205,383 shares of Common Stock issuable with respect to options granted to executive officers and directors that are exercisable within 60 days of March 28, 2003.

(7)

Stockholders of Series B Preferred Stock received payment in kind dividends that are issued in fractional shares semi-annually.  The number of shares listed in the chart was rounded to two decimal places.

Equity Compensation Plan Information

               The following table provides information as of March 28, 2003 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.  All of our existing plans have been approved by our stockholders.

	A	B	C

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity Compensation Plans Approved by Stockholders(1)	919,000	$10.54	723,500 (2)

(1)	Consists of the 1998 Nonqualified Stock Option Plan.
(2)	Includes shares available for future issuance under the 1998 Nonqualified Stock Option Plan.

Item 13.          Certain Relationships and Related Transactions.

Stockholders’ Agreement

               Amended Stockholders Agreement

               The stockholders of the Company’s Common Stock were parties to a stockholders’ agreement with the Company and Mr. Bearden which was amended and restated in July 1998 (the “Amended Stockholders’ Agreement”).  Under the Amended Stockholders’ Agreement, all Continuing Stockholders (other than Mr. Bearden) were granted “tag along” rights which provide that if FS&Co. or Mr. Bearden sell all or any part of their shares of the Company’s Common Stock to a third party, the non-selling stockholders have the right to sell up to the same percentage of their shares to that third party on the same terms and conditions.  The non-selling stockholders only have tag along rights on a sale by Mr. Bearden if FS&Co. exercises its own tag along rights.  These rights terminate upon the Company’s initial public offering.

               Continuing Stockholders (other than Mr. Bearden) are subject to a “drag along” obligation which provides that if FS&Co. wishes to sell all of its Common Stock of the Company to a third party, FS&Co. may cause such Continuing Stockholders to sell all of their capital stock (common or preferred) to such third party on the same terms and conditions.

               The Amended Stockholders’ Agreement also contains a right of first refusal first in favor of the Company, then in favor of Mr. Bearden and FS&Co. on a pro rata basis, and then in favor of the Company’s other stockholders (other than holders of the Exchange Preferred Stock) on a pro rata basis, as well as certain transfer restrictions and obligations on termination (including repurchase rights upon the death, divorce or termination of employment of a Continuing Stockholder that operate in a manner substantially identical to the right of first refusal).

               There are employees of the Company who hold Existing Options who do not currently own any of the Company’s Common Stock.  See “Item 11.  1998 Nonqualified Stock Option Plan.”  If these employees exercise their options, the shares received upon exercise will become subject to the Amended Stockholders’ Agreement.

               New Stockholders Agreement

               In July 1998, FS&Co., Mr. Bearden and Century Airconditioning Supply, Inc. (“CAC”) entered into a new stockholders agreement (the “Stockholders Agreement”).  Under the Stockholders Agreement, FS&Co. and Mr. Bearden have the right to purchase their pro rata share of certain new issuances of capital stock by the Company.  These rights will terminate upon the Company’s initial public offering or once such party’s percentage ownership in the Company (calculated on a fully diluted basis) falls below 10%.  In addition, the Stockholders Agreement provides that if FS&Co. or Mr. Bearden sells all or any part of their shares in the Company to a third party, the non-selling party has the right to sell up to the same percentage of their shares to that third party on the same terms and conditions.  These rights terminate upon the Company’s initial public offering.  If FS&Co. wishes to sell its entire interest in the Company, it has the right to cause Mr. Bearden to sell all of his shares of capital stock (common or preferred) to such third party on the same terms and conditions.  These rights terminate once FS&Co.’s percentage ownership in the Company (calculated on a fully diluted basis) drops below 20% or drops below the percentage then held by Mr. Bearden (provided that no effect shall be given to any shares purchased by Mr. Bearden after the closing of the recapitalization of the Company in 1998).  In the Stockholders Agreement, FS&Co. will receive a right of first offer with respect to proposed sales of capital stock of the Company by Mr. Bearden or CAC, and CAC will transfer its securities of the Company to Mr. Bearden should Mr. Bearden ever fail to control 100% of the outstanding capital stock of CAC.  These rights terminate in the same manner as FS&Co.’s drag along obligation described above.  In the Stockholders’ Agreement, each of FS&Co. and Mr. Bearden agreed not to pledge, hypothecate or otherwise encumber any capital stock of the Company held by them, and also agreed not to transfer shares to a third party, except for certain transfers to affiliates (or to a family trust established by Mr. Bearden) or transfers by FS&Co. to its partners after the Company’s initial public offering.

               The Stockholders Agreement provides that the Board of Directors of the Company shall initially consist of five members nominated by FS&Co. and three members nominated by Mr. Bearden.  The members of the Board will include two independent directors if necessary in connection with the Company’s initial public offering, which directors will be elected by a majority of the Board and reasonably acceptable to Mr. Bearden.  Notwithstanding the foregoing, the Stockholders Agreement provides that no action of the Company, which under Delaware law would have required the prior approval of a majority of the Company’s stockholders, will be taken unless and until a meeting of the Company’s Board of Directors will have been held upon prior notice duly given in accordance with the bylaws of the Company.  The rights of FS&Co. and Mr. Bearden described in this paragraph will terminate once such parties’ percentage ownership in the Company (calculated on a fully diluted basis) drops below 20% and 10%, respectively.

               The Stockholders Agreement provides that at any time beginning six months after the Company’s initial public offering, each of FS&Co. and Mr. Bearden shall have the right to two demand registrations; provided, that to the extent that either of FS&Co. or Mr. Bearden wishes to join in the other’s demand registration, then the parties shall participate together in such registration on a pro rata basis.  Following the Company’s initial public offering, FS&Co., Mr. Bearden and the Company’s other stockholders shall have customary piggyback registration rights; provided, that such stockholders (other than Mr. Bearden) may be excluded from any such offering, at the discretion of the underwriters participating in such offering, if such underwriters determine that the inclusion of such stockholders would adversely impact the relevant offering.  Each of the Company’s stockholders (including FS&Co. and Mr. Bearden) agreed to a lockup period of up to six months if imposed by an underwriter in connection with the Company’s initial public offering and for any other period requested by an underwriter for any other offering.  The Company will pay all customary fees and expenses in connection with such registrations.

               On January 21, 2002, the Stockholders Agreement was amended to include Joseph Semmer as a party, in connection with his purchase of Common Stock and appointment as Chief Executive Officer.

Transactions with Management

               The Company leases facilities in Houston, Phoenix, San Antonio, Tucson, and Newport News from Dennis C. Bearden, the former Chief Executive Officer of the Company, or an entity affiliated with or controlled by Mr. Bearden. Lease expense for leases with affiliates has been $0.9 million, $0.8 million and $0.9 for fiscal 2000, 2001 and 2002, respectively.  In addition, the Company was a party to the Common Control Mergers.

Transactions with Mr. Semmer

               On January 21, 2002, Joseph Semmer was appointed the Chief Executive Officer of the Company and elected as a member of the board of directors of the Company.  In connection with this appointment, Mr. Semmer was granted a non-qualified option to purchase 190,000 shares of Common Stock and purchased 20,000 shares of Common Stock at a purchase price of $10.00.  Mr. Semmer paid one-half of the purchase price in cash and one-half with a promissory note secured by pledging 10,000 of the shares of Common Stock purchased by him.  The promissory note accrues interest at a rate of 2.75% per annum and is payable in full on April 21, 2003.  Mr. Semmer also entered into a Severance Agreement in connection with his appointment.  The Severance Agreement provides that if Mr. Semmer is terminated (i) without cause (as defined in the agreement) or (ii) pursuant to a Qualifying Resignation (as defined in the agreement), he will receive a severance payment equal to 18 months’ base salary determined at the annual rate in effect at the time of termination and the full bonus for the year in which the termination occurred.  The severance payment will be paid over an 18-month period and will be reduced by the amount of any other monthly base compensation that Mr. Semmer earns during that period.

Transactions with Century Airconditioning Supply

               The Company makes convenience sales of inventory, at cost, to CAC and purchases inventory, at cost, from CAC.  The Company’s revenues attributable to sales of inventory to CAC were $0.04 million, $0.04 million and $0.02 million for fiscal 2000, 2001 and 2002, respectively.  The Company’s purchases from CAC amounted to $0.6 million, $0.3 million and $0.1 million for fiscal 2000, 2001 and 2002, respectively.

Noncompete Agreement

               Mr. Bearden is the sole stockholder of CAC, which in turn controls Air Management Supply, Inc. (“Air Management”).  Both CAC and Air Management compete with the Company in certain sub-markets and with regard to certain products and customers.  In connection with the Recapitalization, Mr. Bearden, CAC and Air Management entered into a noncompete agreement with the Company whereby they agreed, for a period continuing until the earlier of ten years or the termination of Mr. Bearden’s employment agreement other than for “cause,” and subject to certain exceptions, not to compete with the Company, to preserve its confidential information, not to recruit or employ employees of the Company, and not to solicit customers or suppliers of the Company for competitors.  In particular, and subject to certain exceptions, Mr. Bearden, CAC and Air Management are prohibited from selling maintenance supplies (which as defined excludes HVAC, appliance parts and refrigeration parts) not only to apartments but also to hotels, prisons, nursing homes, hospitals, military installations and schools and universities.  In addition, the Company agreed not to sell HVAC in southeast Texas (as defined therein) if such sales would cause the aggregate amount of HVAC sales by the Company for the immediately preceding 12 months to exceed 12% of the Company’s total sales in southeast Texas during the same period.

Private Placement and Registration Rights

               Mr. Bearden purchased 80,000 shares of the Series B Preferred Stock with a $8.0 million aggregate liquidation preference, and FS&Co. purchased 40,000 shares of such Series B Preferred Stock with a $4.0 million aggregate liquidation preference from the Company.  In connection with the Private Placement, the Company entered into an agreement (the “Private Registration Agreement”) which provides that the Company will, upon the request of each of Mr. Bearden (or transferee of such shares) and FS&Co. (or its transferees), file and use its best efforts to cause to become effective registration statements for the Series B Preferred Stock, or, if issued, the Exchange Debentures issuable in exchange therefor (the “Private Registration Statements”).  The Private Registration Agreement also provides that (i) the Company will bear all costs and expenses associated with filing the Private Registration Statements and using its best efforts to cause them to become effective and (ii) the Company will not file the Private Registration Statements until any exchange offer registration statement or resale shelf registration statement required by the Registration Rights Agreement have ceased to be effective and are no longer required to be effective.

               In addition, in the event that a Voting Rights Triggering Event (as defined in the Company’s Certificate of Designation) occurs with respect to the Exchange Preferred Stock issued in exchange therefor, or with respect to the Series B Preferred Stock, the holders of the Exchange Preferred Stock and the holders of the Series B Preferred Stock will vote together as one class to elect the two additional directors provided for in the Certificate of Designation.  Because Mr. Bearden and FS&Co. own securities representing 30% of such class, they may be able to exert significant influence on the results of any such election.

ITEM 14.          CONTROLS AND PROCEDURES

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

PART IV

Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Page

(a)	Documents filed as part of this report:

(1)	Index to the Consolidated Financial Statements:

	Independent Auditors’ Report.	F-1
	Consolidated Balance Sheets as of December 31, 2001 and December 31, 2002	F-2
	Consolidated Statements of Income for the Years Ended December 31, 2000, December 31, 2001 and December 31, 2002	F-4
	Consolidated Statements of Changes in Stockholders’ Deficit for the Years Ended December 31, 2000, December 31, 2001 and December 31, 2002	F-5
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, December 31, 2001 and December 31, 2002	F-6
	Notes to Consolidated Financial Statements	F-7

(2)	Schedules.

None.

(3)	Exhibits.

2.1(1)

Agreement and Plan of Merger dated as of May 5, 1998 among Century Acquisition Corporation, Dennis C. Bearden (“Bearden”), FS Equity Partners IV, LP (“FSEP IV”), the Company, and the stockholders of the Company.

2.2(1)	First Amendment to Agreement and Plan of Merger dated June 19, 1998 among Century Acquisition Corporation, Bearden, FSEP IV, the Company, and the stockholders of the Company.
3.1(1)	Amended and Restated Certificate of Incorporation of Century.
3.2(1)	Amended and Restated Bylaws of Century.
3.3(1)	Certificate of Designation by Century dated July 8, 1998.
4.1(1)

Exchange Indenture dated as of July 8, 1998 between Century and United States Trust Company of New York, as Trustee, with respect to the 13¼% Senior Subordinated Exchange Debentures due 2010 (including form of 13¼% Senior Subordinated Exchange Debenture due 2010).

4.2(1)	Registration Agreement dated July 8, 1998 between Century and Salomon Brothers Inc.
10.1(1)	Credit Agreement dated as of July 8, 1998 (the “Credit Agreement”) among the Company, the lenders party thereto, Salomon Brothers Inc. and Citicorp USA, Inc. (“Citicorp”).
10.2(1)	Security Agreement dated as of July 8, 1998 between the Company and Citicorp.
10.3(1)	Pledge Agreement dated as of July 8, 1998 between the Company and Citicorp.
10.4(1)	Subsidiary Guarantee Agreement dated as of July 8, 1998 between the Company and Citicorp.
10.5(1)	Indemnity, Subrogation and Contribution Agreement dated as of July 8, 1998 between the Company and Citicorp.
10.6(1)	Amended and Restated Stockholders’ Agreement dated as of May 5, 1998 among FSEP IV, Bearden, the Company and certain of its stockholders and their spouses.
10.7(1)	Second Amended and Restated Stockholders’ Agreement dated as of July 8, 1998 among FSEP IV, Bearden, the Company and certain of its stockholders and their spouses.

10.8(1)	Stockholders Agreement dated July 8, 1998 among FSEP IV, William C. Johnson (“Johnson”), The Parthenon Group, Bearden, Century Airconditioning Supply, Inc. (“Century AC”) and the Company.
10.9(1)	Registration Rights Agreement dated July 8, 1998 among FSEP IV, Bearden, Century AC, the Company and certain stockholders of the Company.
10.10(1)	Preferred Stock Registration Rights Agreement dated July 8, 1998 among FSEP IV, Bearden and the Company.
10.11(1)	Preferred Stock Subscription Agreement dated July 8, 1998 among the Company, FSEP IV and Bearden.
10.12(1)	1998 Nonqualified Stock Option Plan.
10.13(1)	1997 Incentive Stock Plan.
10.14(1)	Form of Nonqualified Stock Option Agreement for 1998 Nonqualified Stock Option Plan.
10.15(1)	Form of Agreement for 1997 Incentive Stock Plan.
10.16(1)	Executive Employment Agreement dated July 8, 1998 between Century Maintenance Supply, Inc. and Bearden.
10.17(1)	Executive Employment Agreement dated July 8, 1998 between Century Maintenance Supply, Inc. and Richard E. Penick.
10.18(1)	Non-competition Agreement dated July 8, 1998 among Bearden, Century AC, Air Management Supply, Inc. and the Company.
10.19(2)	Amendment No. 1 to Credit Agreement dated as of July 14, 2000, by and among the Company, the lenders party thereto, Salomon Brothers Inc. and Citicorp.
10.20(3)	First Amendment to Stockholders Agreement dated January 21, 2002.
10.21(3)	Severance Agreement dated January 21, 2002 between the Company and Joseph Semmer.
10.22(4)	Amendment No. 2 to Credit Agreement dated as of December 31, 2001 by and among the Company, the lenders party thereto, Salomon Brothers Inc. and Citicorp.
10.23(4)	Secured Promissory Note, dated January 21, 2002, made by Joseph Semmer in favor of the Company.
10.24(4)	Stock Pledge Agreement, dated January 21, 2002, by and between the Company and Joseph Semmer.
10.25	Asset Purchase Agreement, dated March 21, 2003, by and between the Company and Project Lighting Company, Inc.
21.1(1)	Subsidiaries of Century.
24.1	Power of Attorney (included on the signature pages hereof).
99.1	Certification of Chief Executive Officer.
99.2	Certification of Chief Financial Officer.

(1)	Incorporated by reference to the exhibit designated by the same number in the Form S-4 filed by the Company on September 1, 1998 (File No. 333-62635).
(2)	Incorporated by reference to the exhibit designated by the same number in the Form 10-Q/A filed by the Company on December 13, 2000.
(3)	Incorporated by reference to the exhibit designated by the same number in the Form 10-K filed by the Company on April 1, 2002.
(4)	Incorporated by reference to the exhibit designated by the same number in the Form 10-Q filed by the Company on May 15, 2002.

(b)	Current Reports on Form 8-K.

None.

Independent Auditors’ Report

To the Directors and Stockholders of
Century Maintenance Supply, Inc.

We have audited the accompanying consolidated balance sheets of Century Maintenance Supply, Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2002, and the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Maintenance Supply, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting to conform with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Houston, Texas
March 7, 2003, except for Note 9, as to which the date is March 17, 2003

Century Maintenance Supply, Inc.

Consolidated Balance Sheets
(In Thousands)

	December 31

	2001	2002

Current assets:
Cash and cash equivalents	$770	$209
Trade accounts receivable, net	26,635	29,158
Inventories, net	35,878	39,557
Deferred income taxes	880	692
Prepaid expenses and other current assets	5,242	6,364

Total current assets	69,405	75,980
Goodwill, net	5,946	5,946
Deferred financing costs	2,000	1,435
Other assets	390	506
Property and equipment:
Buildings and improvements	500	605
Furniture and fixtures	2,092	2,230
Machinery and equipment	7,304	8,421

	9,896	11,256
Less accumulated depreciation	(6,468)	(8,116)

Net property and equipment	3,428	3,140
Deferred income taxes	344	91

Total assets	$81,513	$87,098

See accompanying notes.

Century Maintenance Supply, Inc.

Consolidated Balance Sheets (continued)
(In Thousands, except share data)

	December 31

	2001	2002

Current liabilities:
Accounts payable, trade	$9,966	$10,673
Revolving credit facility	—	5,500
Income taxes payable	812	2,716
Accrued expenses	3,588	3,266
Current portion of long-term debt	13,600	18,800
Dividends payable	3,496	3,577

Total current liabilities	31,462	44,532
Long-term debt, less current portion	64,300	45,500
Commitments and contingencies (see note 4)
Redeemable exchangeable preferred stock, net $100 par value:
Authorized shares — 2,000,000
Issued and outstanding shares — 527,706 and 539,938 at December 31, 2001 and 2002	51,063	52,711
Stockholders’ deficit:
Common Stock, $0.001 par value:
Authorized shares — 15,000,000
Issued shares — 12,590,536 at December 31, 2001 and 12,610,536 at December 31, 2002	13	13
Additional paid-in capital	71,176	71,376
Treasury stock, 420,061 shares at December 31, 2001 and 2002, at cost	(2,105)	(2,105)
Accumulated deficit	(134,396)	(124,829)
Note receivable from officer	—	(100)

Total stockholders’ deficit	(65,312)	(55,645)

Total liabilities and stockholders’ deficit	$81,513	$87,098

See accompanying notes.

Century Maintenance Supply, Inc.

Consolidated Statements of Income
(In Thousands)

	Year ended December 31

	2000	2001	2002

Net sales	$257,262	$277,470	$293,708
Cost of goods sold	185,829	203,544	213,148

Gross profit	71,433	73,926	80,560
Selling, general, and administrative expenses (“SGA”)	41,316	45,652	48,486
SGA - Stock based compensation charges	56	—	—

Operating income	30,061	28,274	32,074
Interest expense	9,681	7,586	4,753

Income before income taxes	20,380	20,688	27,321
Provision for income taxes	7,928	7,639	10,325

Net income	$12,452	$13,049	$16,996

See accompanying notes.

Century Maintenance Supply, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit
(In Thousands, except share data)

	Number of Shares Issued	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Note Receivable from Officer	Total Stockholders’ Deficit

Balances at December 31, 1999	12,443,147	$12	$70,759	$(1,225)	$(147,344)	—	$(77,798)
Purchase of treasury stock, at cost	—	—	—	(586)	—	—	(586)
Purchase of preferred stock	—	—	—	—	926	—	926
Exercise of stock options, including tax benefit	147,389	1	417	—	—	—	418
Preferred dividends	—	—	—	—	(6,505)	—	(6,505)
Net income	—	—	—	—	12,452	—	12,452

Balances at December 31, 2000	12,590,536	13	71,176	(1,811)	(140,470)	—	(71,092)
Purchase of treasury stock, at cost	—	—	—	(294)	—	—	(294)
Preferred dividends	—	—	—	—	(6,975)	—	(6,975)
Net income	—	—	—	—	13,049	—	13,049

Balances at December 31, 2001	12,590,536	13	71,176	(2,105)	(134,396)	—	(65,312)
Purchase of preferred stock, net	—	—	—	—	66	—	66
Preferred dividends	—	—	—	—	(7,495)	—	(7,495)
Issuance of common stock	20,000	—	200	—	—	—	200
Note receivable from officer	—	—	—	—	—	(100)	(100)
Net income	—	—	—	—	16,996	—	16,996

Balances at December 31, 2002	12,610,536	$13	$71,376	$(2,105)	$(124,829)	(100)	$(55,645)

See accompanying notes.

Century Maintenance Supply, Inc.

Consolidated Statements of Cash Flows
 (In Thousands)

	Year ended December 31

	2000	2001	2002

Operating activities:
Net income	$12,452	$13,049	$16,996
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for deferred income taxes	(408)	(386)	441
Depreciation and amortization	1,700	1,976	1,661
Bad debt expense	706	808	781
Changes in operating assets and liabilities:
Accounts receivable	(3,364)	1,302	(3,304)
Inventory	(3,935)	1,604	(3,679)
Prepaid expenses and other assets	(1,354)	(257)	(340)
Accounts payable	3,325	(4,151)	707
Accrued expenses	519	(456)	(322)
Income taxes payable	(3,577)	799	1,904

Net cash provided by operating activities	6,064	14,288	14,845
Investing activities:
Purchases of property and equipment	(1,770)	(877)	(1,373)

Net cash used in investing activities	(1,770)	(877)	(1,373)
Financing activities:
Borrowings under revolving line of credit	16,300	19,700	14,500
Repayments under revolving line of credit	(13,800)	(22,200)	(9,000)
Repayments of long-term debt	(6,100)	(10,100)	(13,600)
Deferred financing costs	(113)	—	(332)
Issuance of common stock and exercise of stock options including tax benefit	417	—	100
Purchase of preferred stock, net	(3,907)	—	(5,701)
Repurchase of common stock	(586)	(45)	—

Net cash used in financing activities	(7,789)	(12,645)	(14,033)

Net (decrease) increase in cash	(3,495)	766	(561)
Cash and cash equivalents at beginning of year	3,499	4	770

Cash and cash equivalents at end of year	$4	$770	$209

See accompanying notes.

Century Maintenance Supply, Inc.

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2000, 2001 and 2002

1.  Summary of Significant Accounting Policies

Description of Business

Century Maintenance Supply, Inc., a Delaware Corporation (the “Company” or “CMS”) distributes general maintenance supplies and air conditioning and heating equipment and parts primarily to apartment complexes throughout the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Recapitalization

Effective July 8, 1998, the Company completed a recapitalization of the Company pursuant to an agreement and plan of merger (“Recapitalization”).  The transaction occurred as follows:

•	FS Equity Partners IV, L.P. (“FSEP IV”), formed Century Acquisition Corporation, a Delaware corporation (“Acquisition Co.”) on April 21, 1998.

•

FSEP IV made an equity contribution of approximately $67,451,000 to Acquisition Co. and two other investors contributed a total of approximately $875,000 to Acquisition Co. (the “Equity Investment”).  All of the outstanding capital stock of Acquisition Co. was held by FSEP IV and certain investors thereof.

•	The Company issued $40,000,000 of Senior Exchangeable PIK Preferred Stock (the “Preferred Stock”), of which $12,000,000 was purchased by affiliated parties.

•	The Company obtained new secured term loan facilities with an aggregate principal amount of $100,000,000 (see Note 3).

•

Acquisition Co. was merged into the Company (with the Company as the surviving corporation) and Acquisition Co.’s outstanding capital stock was converted into 6,832,619 newly issued shares of the Company.

•

The Company applied the proceeds of the Equity Investment of $68,326,054, proceeds of the secured term loan facilities of $100,000,000 and the proceeds of the sale of the Preferred Stock of $40,000,000 to convert 17,396,272 shares of the Company held by the primary stockholder and the management owners (certain management employees of the Company) and certain options into cash of approximately $182,580,000, and paid costs and expenses associated with the Recapitalization which totaled approximately $14,280,000.  Of the $14,280,000 of costs and expenses, approximately $7,982,000 was expensed and the remainder, related to the Preferred Stock and the new credit facility, was offset against the proceeds or capitalized as deferred financing costs (see Notes 3 and 7).  The Company also purchased 545,146 options to purchase shares of Common Stock from employees for $4,479,000 (net of exercise price) resulting in a compensation charge of $4,092,000.

Inventories

Inventories consist wholly of finished goods and are stated at cost, applied on the weighted average method of costing, which is not in excess of market.  The Company periodically evaluates its reserve for obsolescence.  The reserve was $224,000, $1,179,000 and $58,000 at December 31, 2000,  2001 and 2002, respectively. Net writeoffs

Century Maintenance Supply, Inc.

Notes to Consolidated Financial Statements (continued)

of obsolete inventory were $150,000, $25,000 and $1,121,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Allowance for Doubtful Accounts

The Company periodically evaluates the creditworthiness of its customers.  The Company’s allowance for doubtful accounts is based on current market conditions, and losses on uncollectible accounts have consistently been within management’s expectations.  The allowance for doubtful accounts was $1,220,000 and $1,817,000 at December 31,  2001 and 2002, respectively.  Net writeoffs of uncollectible accounts were $885,000, $601,000 and $318,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

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

Depreciation expense was $1,507,000, $1,747,000 and $1,661,000 for 2000, 2001 and 2002, respectively.

Intangible Assets

Intangible assets consist primarily of goodwill associated with businesses acquired in 1997 and 1999.  Upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 (see New Accounting Standards) on January 1, 2002, the Company ceased amortization of its goodwill.  Amortization expense related to goodwill was $192,000 and $229,000 for 2000 and 2001, respectively.  The Company evaluates the carrying amount of goodwill associated with its operating units on an annual basis using a market value approach to identify any potential impairment.  No impairment has been recognized in 2002 as a result of this annual evaluation.

Net income, exclusive of amortization expense, would have been as follows for the years ended December 31:

	(in 000s)

	2000	2001	2002

Reported net income	$12,452	$13,049	$16,996
Add back: Goodwill amortization	192	229	—

Adjusted net income	$12,644	$13,278	$16,996

Impairment of Long-Lived Assets

Property and equipment and other long-lived assets, such as goodwill, are reviewed for impairment whenever events or changes in business circumstances indicate the carrying values of the assets may not be recoverable.  Impairment

Century Maintenance Supply, Inc.

Notes to Consolidated Financial Statements (continued)

losses would be recorded when the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.

Revenue Recognition

Revenue is recognized upon delivery of inventory to customers and when title passes to customer.  The Company’s revenue recognition practices conform with those described in Staff Accounting Bulletin No. 101 issued by the staff of the Securities and Exchange Commission.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are determined based on differences between the financial statement basis and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Statement of Cash Flows

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

	2000	2001	2002

Supplemental information:
Interest paid	$9,607,000	$7,274,000	$3,950,000

Taxes paid	$5,043,000	$7,227,000	$7,916,000

Noncash transaction:
Treasury stock acquired for repayment of notes receivables	$—	$248,000	$—

Advertising Costs

The Company expenses all advertising costs as incurred.  Advertising expense was approximately $834,000, $870,000 and $1,015,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values due to the short-term maturities of these instruments.

The carrying amounts of borrowings pursuant to the Company’s Revolving Credit Facility and the Term Loan Facility approximate fair value because the rates on such agreements are variable, based on current market rates.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,”

Century Maintenance Supply, Inc.

Notes to Consolidated Financial Statements (continued)

and related interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

               At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 7.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31

	2000	2001	2002

Net Income, as reported	$12,452,000	$13,049,000	$16,996,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	47,000	70,000	82,000

Proforma net income	$12,405,000	$12,979,000	$16,914,000

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

New Accounting Standards

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001.  SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and changes in the fair value of derivatives are reported in current earnings, unless the derivative is designated and effective as a hedge.  If the intended use of the derivative is to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, then changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item’s fair value.  However, if the intended use of the derivative is to hedge the exposure to variability in expected future cash flows, then changes in the fair value of the derivative instrument will generally be reported in Other Comprehensive Income (OCI).  The gains and losses on the derivative instrument that are reported as OCI will be reclassified to earnings in the periods in which earnings are impacted by the hedged item.

The Company is exposed to variability of future cash flows related to interest rate risk on its existing long-term debt and entered into interest rate swap agreements to hedge their exposure.  These interest rate swap agreements terminated on September 28, 2001.

There was no impact on the Company’s results of operations from the January 1, 2001 implementation of SFAS No. 133.  The net of tax cumulative-effect adjustment reducing OCI and stockholders’ equity was approximately $578,000 on January 1, 2001.  For 2001, the Company recorded a net of tax gain on these cash flow hedges of approximately $711,000 on termination of the agreements.

Century Maintenance Supply, Inc.

Notes to Consolidated Financial Statements (continued)

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 establishes new standards for accounting and reporting requirements for business combinations and requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method is prohibited.  SFAS No. 142, “Goodwill and Other Intangible Assets,” supersedes APB opinion No. 17, “Intangible Assets.”  SFAS No. 142 establishes new standards for goodwill acquired in a business combination and eliminates amortization of goodwill and instead sets forth methods to periodically evaluate goodwill for impairment.  The Company adopted this statement during the first quarter of 2002.  Upon adoption of SFAS No. 142, the Company ceased amortization of goodwill.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses financial accounting and reporting for the impairment and disposal of long-lived assets.  The Company adopted this statement during the first quarter of 2002.  The adoption of this statement has had no significant effect on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145, among other things, amends SFAS No. 4 and SFAS No. 64 to require that gains and losses from the extinguishment of debt generally be classified within continuing operations.  The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002.  Management does not believe the adoption will have a significant impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 replaces Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity.”  This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at a date of a commitment to an exit or disposal plan.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS 146 did not have a significant impact on the Company’s financial statements.

In December 2002, the Financial Accounting Standards Board (“FSAB”) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.  This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require revised disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.

2.  Related Parties

The Company purchases and sells various inventory items at cost from and to Century Airconditioning Supply, Inc. (“CAC”), which is a stockholder of the Company and is wholly-owned by a director of the Company and extends credit under standard terms in connection with these sales.  The Company paid off certain notes payable to the former majority stockholder of the Company in connection with the recapitalization.

Sales to and purchases from CAC amounted to $44,000 and $617,000 for 2000, $41,000 and $270,000 for 2001 and $21,000 and $126,000 for 2002, respectively.  The Company had lease expense to related parties amounting to $928,000 for 2000, $831,000 for 2001 and $929,000 for 2002.

Century Maintenance Supply, Inc.

Notes to Consolidated Financial Statements (continued)

3.  Long-Term Debt and Notes Payable

Long-term debt consisted of the following:

	December 31

	2001	2002

Long-term debt:
Tranche A Facility (see below)	$20,000,000	$7,000,000
Tranche B Facility (see below)	57,900,000	57,300,000

	77,900,000	64,300,000
Less current portion	13,600,000	18,800,000

	$64,300,000	$45,500,000

On July 8, 1998, as part of the Recapitalization, the Company entered into a credit facility, providing for $100.0 million of secured term loan facilities and a $25.0 million revolving loan facility (the “Revolving Credit Facility”).  The term loan facility consists of a $40.0 million Tranche A Term Facility and a $60.0 million Tranche B Term Facility (collectively called the “Term Loan Facility”).  The Term Loan Facility will amortize over a five-year period for the Tranche A Term Facility and a seven-year period for the Tranche B Term Facility, and the Revolving Credit Facility will mature on September 30, 2003.  The payments increase over the amortization periods.  The interest rate under the credit facility is variable and based, at the option of the Company, upon either a Eurodollar rate plus 2.5% or a base rate plus 1.5% (for the Revolving Credit Facility and the Tranche A Term Facility) and the Eurodollar rate plus 2.75% or a base rate plus 1.75% (for the Tranche B Term Facility) per annum.  As of December 31, 2002 the effective rate was 3.4375% and between 4.125% and 4.1875% for the Tranche A facility and Tranche B Term facility, respectively.  Pursuant to the terms of the Credit Facility, because the Company achieved certain performance goals, rates under the Tranche A Term Facility, the Revolving Facility and the commitment fee have been reduced as agreed.  A commitment fee of 0.375% per annum will be charged on the unused portion of the Revolving Credit Facility.  The Company has paid commitment fees of $104,000, $99,000 and $79,000 in 2000, 2001 and 2002, respectively.

The credit facility contains certain non-financial and financial covenants including restrictions on the ability to incur additional debt, declare dividends, purchase treasury stock and capital expenditures.  The credit facility is collateralized by substantially all assets of the Company.  The Company incurred approximately $4,552,000 of costs as part of obtaining the credit facility which have been recorded as deferred financing costs.  The Company amortizes these costs over the average life of the credit facility.  The Company recognized amortization of $767,000, $782,000 and $897,000 as interest expense in December 31, 2000, 2001 and 2002, respectively.

Effective September 30, 1998, the Company entered into two three-year interest swap agreements to reduce a portion of its interest rate exposure on its credit facility which terminated on September 20, 2001.  Under the terms of the first agreement, the Company pays 8.81% on notional principal of $29,925,000 and receives LIBOR plus 2.75% on the notional balance.  Under the terms of the second agreement, the Company pays 8.54% on a notional balance of $20,000,000 which declines to $13,000,000 in 2001, and received LIBOR plus 2.5% on the notional balance.  The Company recognized interest benefit of $174,000 in 2000 and an expense of $327,000 in 2001, respectively, related to the interest rate swap agreements.  On termination of these agreements, the Company recorded a net of tax gain on these cash flow hedges of approximately $711,000 in 2001.

Century Maintenance Supply, Inc.

Notes to Consolidated Financial Statements (continued)

Maturities of long-term debt at December 31, 2002 are summarized as follows:

2003	18,800,000
2004	28,500,000
2005	17,000,000

$64,300,000

4.  Commitments and Contingencies

The Company leases store and distribution center facilities in 37 locations under operating leases that expire over the next five years.  The Company also leases vehicles under operating leases.

Future minimum payments under these operating leases are as follows:

Year ending December 31

2003	3,672,000
2004	1,908,000
2005	988,000
2006	354,000
2007	235,000

$7,157,000

Rental expenses for 2000, 2001 and 2002 were $5,742,000, $6,175,000 and $6,444,000, respectively.

The Company is party to lawsuits and other proceedings incidental to its business.  While the results of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect that ultimate liabilities, if any, will have a material adverse effect on the financial position, results of operations, or cash flow of the Company.

5.  Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2000, 2001 and 2002 consisted of the following:

	2000	2001	2002

Current:
Federal	$7,583,000	$7,332,000	$9,037,000
State	753,000	694,000	848,000

	8,336,000	8,026,000	9,885,000

Century Maintenance Supply, Inc.

Notes to Consolidated Financial Statements (continued)

	2000	2001	2002

Deferred:
Federal	(387,000)	(354,000)	403,000
State	(22,000)	(33,000)	38,000

	(409,000)	(387,000)	441,000

	$7,927,000	$7,639,000	$10,326,000

The differences between income taxes computed at the federal statutory income tax rate and the provision for income taxes for the years ended December 31, 2000, 2001 and 2002 are as follows:

	2000	2001	2002

Income tax computed at federal statutory income tax rate	$7,158,000	$7,105,000	$9,562,000
State income taxes, net of federal benefit	461,000	429,000	576,000
Amortization of nondeductible goodwill	72,000	80,000	—
Nondeductible portion of business meals and entertainment	37,000	48,000	56,000
Other	200,000	(23,000)	131,000

Provision for income taxes	$7,928,000	$7,639,000	$10,325,000

Deferred tax assets and liabilities as of December 31, 2001 and 2002 comprised the following:

	2001	2002

Deferred tax assets:
Bad debt allowances	$466,000	$694,000
Inventory and sales return reserves	450,000	22,000
Property, plant, and equipment	345,000	91,000

Total deferred tax assets	1,262,000	807,000
Deferred tax liabilities:
Other	(37,000)	(24,000)

Total deferred tax liabilities	(37,000)	(24,000)

Net deferred tax assets	$1,225,000	$783,000

6.  Stockholders’ Deficit

In  2000 and 2001, the Company purchased 97,727 shares for $586,000 in cash, and 7,517 shares for $45,000 in cash, respectively, from stockholders.  Additionally, in 2001, the Company acquired 31,013 shares of Common Stock for the repayment of notes receivable of $248,000 from certain stockholders.  These shares have been placed in treasury stock.

As part of the Recapitalization the Company sold $40.0 million of 13.25% Senior Exchangeable PIK (Payment- in-kind) Preferred Stock of which $12.0 million was sold to affiliates of the Company.  The Preferred stock is due in 2010 with an aggregate liquidation preference of $40.00 million or $100 per share.  Dividends are payable

Century Maintenance Supply, Inc.

Notes to Consolidated Financial Statements (continued)

semiannually in cash, except that on each dividend payment date on or prior to July 1, 2003, dividends may be paid, at the Company’s option, by issuance of additional shares of preferred stock.  Preferred stock is subject to mandatory redemption at its liquidation preference, plus accumulated and unpaid dividends, on July 1, 2010.  The Company may redeem the preferred stock in accordance with certain redemption provisions at a date earlier than July 1, 2010. If the Company elects to redeem the preferred stock on or before July 1, 2003, the redemption price will be 113.25% of the liquidation preference price of $100 per share.  Holders of preferred stock have no voting rights.

At any time, the Company may, at its option, exchange all of the shares of preferred stock then outstanding for Exchange Debentures in a principal amount equal to the liquidation preference of the shares being exchanged.  The exchange debentures would have interest of 13.25% and would be due in 2010.  The Company’s credit facility currently prohibits the Company from exchanging the preferred stock.  The Company incurred approximately $2,803,000 of costs as part of the sale of the preferred stock which has been offset against the proceeds.  The Company has accreted approximately $549,000, $200,409 and $424,761 in 2000, 2001 and 2002, respectively to accumulated deficit as part of the dividends accrued.  Included in the 2000 and 2002 accretion is $324,000 and $234,000, respectively, related to the repurchase of Preferred Stock.

7.  Employee Stock Option Plan

In July 1997, the Company established the 1997 Incentive Stock Plan (the “Stock Option Plan”), pursuant to which options may be granted to eligible employees of the company or its subsidiaries for the purchase of an aggregate of 1,000,000 shares of common stock of the Company (the “Common Stock”).  The Stock Option Plan is administered by the Board of Directors (the “Board”).  The Board has the power to determine which eligible employees will receive stock option rights, the timing and manner of the grant of such rights, the exercise price, the number of shares to be covered by the option, and the type and terms of the options.  The Board may, at any time, terminate or amend the Stock Option Plan, provided that no such amendment may adversely affect the rights of optionees with regard to outstanding options.

On July 1, 1997, the Company granted 620,033 non-qualified, fully vested stock options to purchase Common Stock with an exercise price of $1.74 per common share with an expiration date of three years after the date of grant.  The grant of options resulted in compensation expense of $625,000 for the excess of the fair value of the Common Stock over the exercise price at the date of grant.  The Company also granted 322,095 non-qualified, fully vested stock options to purchase Common Stock, with an exercise price of $3.04 per common share and with an expiration date of three years after the date of grant on July 11, 1997.  As part of the Recapitalization, the Company repurchased 545,146 of the outstanding options and recognized a compensation charge of $4,092,000 (see Note 1).

In connection with the Recapitalization, the Company adopted the 1998 Nonqualified  Stock Option Plan (the “Nonqualified Stock Option Plan”), pursuant to which options may be granted to eligible employees of the Company for the purchase of an aggregate of 1,642,500 shares of Common Stock of the Company.  The 1998 Nonqualified Stock Option Plan is administered by the Board of Directors (the “Board”).  On July 9, 1998, the Company granted 692,000 non-qualified stock options to purchase Common Stock with an exercise price of $10.00 per common share with an expiration date of seven years after the date of grant.  The stock options become exercisable over a four-year period based on the Company meeting certain financial goals each year or on a cumulative basis over the four-year period as set forth in the stock option agreement.  Effective December 31, 1998, the Board of Directors approved the vesting of 57,667 options to purchase Common Stock under the 1998 Nonqualified Stock Option Plan.

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

Century Maintenance Supply, Inc.

Notes to Consolidated Financial Statements (continued)

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

On January 21, 2002, the Company granted to Joseph Semmer, Century’s newly appointed Chief Executive Officer, a non-qualified option to purchase up to 190,000 shares of Common Stock.  40,000 shares subject to the option are immediately exercisable at an exercise price of $10.00 per share.  The remaining shares subject to the option become exercisable over the next three years on the anniversary of the date of grant at exercise prices between $10.00 and $15.00 per share.  The option will terminate on the seven-year anniversary of the grant date.

In October 2002, the Company granted non-qualified options to purchase an aggregate of 124,500 shares of Common Stock to its directors, officers and employees under the Company’s 1998 Nonqualified Stock Option Plan.  The options have an exercise price of $11.00 and vest over a three-year period.

Changes to the outstanding options granted pursuant to the Stock Option Plan are summarized in the table below:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share

Outstanding at December 31, 1999	1,153,684	$7.54	$1.90
Granted - June 2000	90,900	$10.00	$2.70
Forfeitures - 2000	(200,797)	$4.09	$1.31
Exercised - July 2000	(199,587)	$1.74	$1.12

Outstanding at December 31, 2000	844,200	$10.00	$2.31

Forfeitures - 2001	(206,200)	$10.00	$2.29

Outstanding at December 31, 2001	638,000	$10.00	$2.32

Granted - January 2002	190,000	$11.97	$1.44
Granted - December 2002	124,500	$11.00	$1.32
Forfeitures - 2002	(33,500)	$10.00	$(2.08)

Outstanding at December 31, 2002	919,000	$10.54	$2.01

Century Maintenance Supply, Inc.

Notes to Consolidated Financial Statements (continued)

The following summarizes information related to stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options	Weighted Average Exercise Price

$10.00 - $15.00	919,000	$10.54	4.03	234,708	$10.13

The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based compensation arrangements.

Pro forma information regarding net income per share is required by SFAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”), which also requires that the information be determined as if the Company had accounted for its employee stock options granted under the fair value method of SFAS No. 123.  The fair value for these options was estimated at the date of grant using the minimum value option pricing model using the following assumptions:  risk-free interest rate of 5.2%, 6.5% and 2.6% for 1998, 2000 and 2002, respectively, a dividend yield of 0% and an expected life of 5 years for 1998, 2000 and 2002.  Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

8.  Profit Sharing Plan and Defined Contribution Plan

CAC sponsors a noncontributory, defined contribution profit sharing plan for the benefit of all eligible employees (as defined in the plan agreement), in which subsidiaries participate.  The annual contribution to the plan is determined at the discretion of the Board.  For the years ended December 31, 2000, 2001 and 2002, the Company made no contributions to the plan.

The Company sponsors a 401(k) savings and retirement plan which is open to all employees who have attained age 21 and who have completed one full year of service.  Each employee may contribute a minimum of 2%, up to a maximum of 15%, of basic compensation.  The Company matches contributions at a rate of 50% for contributions by the employee up to 8% of an employee’s compensation.  The Company contributed approximately $382,000,  $492,000 and $528,000 in 2000, 2001 and 2002, respectively, as matching funds to the plan.  No discretionary, lump-sum contributions were made in 2000, 2001 and 2002.

9.  Subsequent Event

On March 17, 2003, the Company entered into an asset purchase agreement with Project Lighting Company, Inc. to acquire certain operating assets including accounts receivables, inventory, and equipment and machinery.  The purchase price was approximately $3.51 million, which was paid in cash and resulted in approximately $1.15 million in goodwill to be recorded in fiscal year 2003.  The historical operations of Project Lighting Company, Inc. for the periods prior to the asset purchase are not material to the operations of the Company.

SIGNATURE

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY MAINTENANCE SUPPLY, INC.

March 28, 2003	By:	/s/ Richard E. Penick

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

Signature	Title	Date

/s/ Joseph Semmer	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

Joseph Semmer

/s/ Richard E. Penick	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Richard E. Penick

/s/ Dennis C. Bearden	Director	March 28, 2003

Dennis C. Bearden

/s/ Mark J. Doran	Director	March 28, 2003

Mark J. Doran

Director

William C. Johnson

/s/ Jon D. Ralph	Director	March 28, 2003

Jon D. Ralph

/s/ J. Frederick Simmons	Director	March 28, 2003

J. Frederick Simmons

/s/ Ronald P. Spogli	Director	March 28, 2003

Ronald P. Spogli

CERTIFICATIONS

               I, Joseph Semmer, certify that:

               1.          I have reviewed this annual report on Form 10-K of Century Maintenance Supply, Inc.;

               2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

               3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

               4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                            a.           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                            b.           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                            c.           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5.          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                            a.           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                            b.           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

               6.          The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Joseph Semmer

Joseph Semmer Chief Executive Officer

CERTIFICATIONS

I, Richard E. Penick, certify that:

               1.          I have reviewed this annual report on Form 10-K of Century Maintenance Supply, Inc.;

               2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

               3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

               4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                            a.           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                            b.           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                            c.           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5.          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                            a.           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                            b.           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

               6.          The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Richard E. Penick

Richard E. Penick Chief Financial Officer, Vice President and Secretary

Supplemental Information to be Furnished With Reports filed Pursuant to Section 15(d) of the
Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

               Other than this Report on Form 10-K, no other annual report and no proxy materials have been sent or will be furnished to the Company’s security holders.

II-4